Form 10-Q
period 1996-03-31
OCAL INC
filed 1996-05-15
CIK 1000189

UNITED STATES
              SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q




                          (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Period Ended   MARCH
31, 1996
                             or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________________ to ________________


 Commission file number 0-27748


                         OCAL, INC.
   (Exact name of registrant as specified in its charter)


                 Delaware              95-4544569
 (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)   Identification No.)



          14538 Keswick Street
          Van Nuys, California                      91405
 (Address of principal executive office)         (Zip Code)


                       (818) 782-0711
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                      YES _X_  NO ____


        Indicate the number of shares outstanding at
                MAY _15_, 1996:   5,780,000.





                                       OCAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)


                                                     1995          1996
    Net sales                                     $6,025,067    $5,720,708
    Cost of goods sold                             3,974,150     3,899,979
    Gross margin                                   2,050,917     1,820,729

    Selling, general and administrative expenses     895,429       814,481
    Stockholders' compensation                       487,500        78,125

    Operating income                                 667,988       928,123
    Interest expense, net                            (81,539)      (88,434)

    Income before income taxes                       586,449       839,689
    Provision for income taxes                        11,793       200,000

    Net income                                      $574,656      $639,689

    Net income per share                               $0.18         $0.18


              PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME (NOTE 3
                    For the Three Months Ended March 31, 1996 and 1995
                                    (Unaudited)

                                                     1995          1996
    Net sales                                     $6,025,067    $5,720,708
    Cost of goods sold                             3,974,150     3,899,979
    Gross margin                                   2,050,917     1,820,729

    Selling, general and administrative expenses     895,429       814,481
    Stockholders' compensation                        78,125        78,125

    Pro forma operating income                     1,077,363       928,123
    Interest expense, net                            (81,539)      (88,434)

    Pro forma income before income taxes             995,824       839,689
    Pro forma provision for income taxes             400,000       335,000

    Pro forma net income                            $595,824      $504,689

    Pro forma net income per share                     $0.18         $0.14


                                 See accompanying notes.

 PART I - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                                                    OCAL, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   (Unaudited)


                                                               ASSETS
                                                     December 31,    March 31,
                                                        1995           1996
 Current assets:
     Cash and cash equivalents                          $126,883    $5,182,309
     Accounts receivable, net of allowance
        for doubtful accounts of $108,539 in
        1995 and $108,618 in 1996                      3,089,965     3,020,289
     Notes receivable - stockholder and
        related parties                                1,765,409         -
     Inventories                                       7,247,407     6,112,103
     Prepaid expenses and other                          181,950       335,573

 Total current assets                                 12,411,614    14,650,274

 Property, plant and equipment, at cost
    less accumulated depreciation and
    amortization                                       1,396,007     1,357,460
 Deferred offering costs                                 490,136         -

 Total assets                                        $14,297,757   $16,007,734

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                 $2,073,765    $2,092,840
     Accrued expenses                                    785,543       744,158
     Notes payable - bank                              5,802,263                   -
     Current portion of notes payable
         - stockholders                                  376,661          -

 Total current liabilities                             9,038,232     2,836,998

 Long-term notes payable - stockholders                              3,256,661
 Deferred income taxes                                                 100,000
 Stockholders' equity:
     Preferred stock, $.001 par value;
          5,000,000 shares authorized;
          no shares issued                                -               -
    Common stock, $.001 par value;
          15,000,000 shares authorized;
          5,450,000 shares issued and out-
          standing (3,250,000 shares at
          December 31, 1995)                               3,250         5,450
     Paid-in capital                                     711,105     9,223,766
     Retained earnings                                 4,545,170       584,859
 Total stockholders' equity                            5,259,525     9,814,075
 Total liabilities and stockholders' equity          $14,297,757   $16,007,734

                                           See accompanying notes.

                                      OCAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended MARCH 31, 1996 and 1995
                                    (Unaudited)



                                                         1995          1996
 Cash flows from operating activities
 Net income                                             $574,656      $639,689
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation                                          65,057        73,436
    Deferred income taxes                                              100,000
    Changes in assets and liabilities:
       Accounts receivable, net                         (830,788)       69,676
       Inventories                                       (83,636)    1,135,304
       Prepaid expenses and other                         (3,508)     (153,623)
       Accrued expenses                                  687,242       (41,385)
       Accounts payable                               (1,051,762)       19,075

 Net cash provided by (used in) operating activities    (642,739)    1,842,172

 Cash flows from investing activities
 Acquisition of property and equipment                   (45,278)      (34,889)
 Repayment of loan to stockholder                                    1,645,409

 Net cash provided by (used in) investing activities     (45,278)    1,610,520

 Cash flows from financing activities
 Borrowings from (repayment of) notes payable -
      bank                                               684,459    (5,802,263)
 Additions to notes payable - stockholders                           3,000,000
 Repayment of notes payable - related parties            (45,369)
 Net proceeds from sale of common stock                              9,004,997
 Distribution of S corporation retained earnings
      to prior S corporation shareholders                           (4,600,000)

 Net cash provided by financing activities               639,090     1,602,734

 Net increase (decrease) in cash                         (48,927)    5,055,426
 Cash at beginning of period                              78,883       126,883

 Cash at end of period                                   $29,956    $5,182,309

                                     See accompanying notes.

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996



  1.GENERAL
     The accompanying consolidated condensed financial statements and financial information included herein have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto included into the Company's Registration Statement on Form S-1 and related Prospectus dated March 12, 1996.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at March 31, 1996 and its consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

  2.BASIS OF PRESENTATION
     Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock (Note 9) on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport"), was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 55.9% shareholder of the Company as of March 31, 1996.

     The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis. The stockholders' equity section of the consolidated balance sheet at December 31, 1995 has been reclassified from that reported in the Registration Statement and Prospectus related to the Company's initial public offering to reflect the Company's capital structure and the Reorganization with the common stock of Ocal Alabama, Occidental, Ocal Data and Ocal Transport classified as paid-in capital.

     Net income per share information is based on the assumed issuance of 3,250,000 shares of the Company's common stock for all periods prior to March 18, 1996 and on 5,450,000 shares outstanding from that date through March 31, 1996.

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996



  3.PRO FORMA FINANCIAL INFORMATION
     The pro forma consolidated condensed statements of income are prepared on a basis consistent with those appearing in the Registration Statement and Prospectus dated March 12, 1996 related to the Company's initial public offering. The pro forma statements include adjustments (i) to reflect levels of stockholder's compensation for certain stockholders whose compensation is classified as stockholder's compensation in the accompanying consolidated condensed statements of income (based on the $312,500 of salaries and bonuses anticipated to be paid to those stockholders for the year ending December 31, 1996) and (ii) to provide related income taxes as if all of the Company's income were taxed at C corporation rates based upon pro forma income before income taxes. Reconciliations between historical and pro forma results of operations follow:


    Three months ended March 31, 1995:

                                                 PRO FORMA
                                  HISTORICAL    ADJUSTMENTS        PRO FORMA
                                              (described above)

     Income before income taxes     $586,449      $409,375  (i)     $995,824
     Provision for income taxes       11,793      (388,207) (ii)     400,000

     Net income                     $574,656       $21,168          $595,824

     Net income per share              $0.18                           $0.18



    Three months ended March 31, 1996:

                                                 PRO FORMA
                                  HISTORICAL    ADJUSTMENTS        PRO FORMA
                                              (described above)

    Income before income taxes      $839,689      $    -            $839,689
    Provision for income taxes       200,000      (135,000) (ii)     335,000

    Net income                      $639,689     ($135,000)         $504,689

    Net income per share               $0.18                           $0.14

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996





  4.INVENTORIES
    Inventories consist of the following:
                                                     December 31,  March 31,
                                                        1995         1996

    Raw materials                                    $3,372,280   $2,909,341
    Finished goods                                    3,875,127    3,202,762
                                                     $7,247,407   $6,112,103


 5. PROPERTY AND EQUIPMENT
    Property and equipment consists of the following:
                                                     December 31,  March 31,
                                                        1995         1996

    Machinery and equipment                          $1,424,720   $1,424,720
    Office equipment                                    264,515      299,398
    Leasehold improvements                              310,640      310,640
    Molds                                               346,129      346,129
    Automotive equipment                                122,585      122,585
                                                      2,468,589    2,503,472
    Less accumulated depreciation and amortization   (1,072,582)  (1,146,012)
                                                     $1,396,007   $1,357,460


 6. REVOLVING BANK LINE OF CREDIT
     The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivables and inventories) which is collateralized by the Company's accounts receivables and inventories. Interest is payable at the bank's prime interest rate plus .75% (9.00% at March 31, 1996). Borrowings outstanding under the line of were $5,802,263 at December 31, 1995 and were subsequently repaid with a portion of the proceeds received from the Company's initial public offering on March 18, 1996.


 7. ACCRUED EXPENSES
    Accrued expenses consist of the following:
                                                     December 31,  March 31,
                                                        1995         1996

    Commissions                                        $475,572     $463,226
    Payroll and related taxes                            87,445      105,057
    Income taxes                                         11,105      100,000
    Interest                                            184,254       51,774
    Commissions                                          27,167       24,101
                                                       $785,543     $744,158

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



 8. TRANSACTIONS WITH RELATED PARTIES

   Notes Receivable
   Notes receivable-stockholder and related parties consist of the following:

                                                        December 31  March 31
                                                            1995       1996
   6.5% unsecured note receivable from the major
    stockholder of the Company, receivable on demand    $1,645,409        -
   6.5% unsecured note receivable from a partnership in
    which the major stockholder of the Company is a
    partner, receivable on demand                          120,000        -

                                                        $1,765,409        -


    Notes Payable
    Notes payable - stockholders consists of the following:

                                                        December 31  March 31
                                                           1995         1996
   6.5% unsecured note payable on demand to the major
     stockholder of the Company                           $376,661  $   -
   6.5% unsecured note payable due March 18, 1999
     to the major stockholder of the Company                          256,661
   6.5% unsecured notes payable due to former
     shareholders of Ocal Alabama - see (ii) below                  3,000,000
                                                           376,661  3,256,661

   Less portion due within one year                        376,661      -
   Due after one year                                     $        $3,256,661


    Other
     As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders in an amount equal to all of its undistributed S corporation retained earnings which aggregated approximately $4,600,000. Such distribution was paid as follows: (i) $1,600,000 was paid in cash on March 25, 1996 and (ii) $3,000,000 in
     notes payable were issued to the shareholders of Ocal Alabama    which
     bear interest at the rate of 6.5% per annum and are payable $1,500,000 on September 18, 1997 and $1,500,000 on March 18, 1999. The amount of distribution may be adjusted upon completion of Ocal Alabama's income tax returns for the period from January 1, 1996 through March 18, 1996.

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996



 9. Initial Public Offering
     On March 18, 1996, the Company completed the initial public offering of 2,200,000 shares of its common stock at a price of $5.00 per share. After underwriters' discounts, commissions and expenses, the net proceeds of the offering to the Company were $9,905,000. Other expenses of the offering charged to paid-in capital aggregated $1,390,139. On April 15, 1996, the Underwriters exercised their overallotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share, before underwriting discounts and commissions of $.40 per share.

 10.Income Taxes
     Through March 18, 1996, the date of the Reorganization and the Company's initial public offering, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income (loss) of these companies in their personal income tax returns. Accordingly, no provision for federal income tax is required or has been provided for the operations of Ocal Alabama and Ocal Data through March 18, 1996.

     As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statement of income for the period from March 18, 1996 through March 31, 1996.

     Included in the provision for income taxes for the three months ended March 31, 1996 is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal-Alabama's S corporation status due to the Reorganization. These deferred income taxes relate primarily to temporary depreciation differences.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated in the Company's Registration Statement on Form S-1 and related prospectus dated March 12, 1996.


OVERVIEW
Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport"), was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 55.9% shareholder of the Company as of March 31, 1996. The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis.


RESULTS OF OPERATIONS

Statement of Income Data

The following table sets forth, for the periods indicated, statement of income data expressed as a percentage of total net sales.

                                            Three months ended March 31,
                                                1995              1996

       Net sales                               100.0%            100.0%
       Cost of goods sold                       66.0%             68.2%

       Gross margin                             34.0%             31.8%
       Selling, general and administrative
          expenses                              14.8%             14.2%
       Stockholders' compensation                8.1%              1.4%

       Operating income                         11.1%             16.2%
       Interest expense                         (1.4%)            (1.5%)

       Income before income taxes                9.7%             14.7%
       Provision for income taxes                0.2%              3.5%

       Net income                                9.5%             11.2%

The Company's net sales decreased 5.1%, from $6,025,000 for the three months ended March 31, 1995 to $5,720,708 for the three months ended March 31, 1996, due to lower shipments because of cold and wet weather in the Northeast during the first two months of 1996 that caused delays on job sites resulting in order delays or cancellations.

Gross margin decreased 11.2%, from $2,051,000 for the three months ended March 31, 1995 to $1,821,000 for the three months ended March 31, 1996, because of the combination of the decrease in net sales and a lower gross margin
percentage which decreased from 34.0% in 1995 to 31.8% in 1996.   The decrease
in gross margin percentage was due to competitive pricing pressures on the Company's net sales and in part due to sales mix.

Selling, general and administrative ("SG&A") expenses decreased 9.0%, from $895,000 for the three months ended March 31, 1995 to $814,000 for the three months ended March 31, 1996, due principally to lower number of employees in the Corporate office in 1996. This is also the cause of the decrease in overall SG&A expenses as a percentage of net sales from 14.8% in 1995 to 14.2% in 1996.

Stockholders' compensation decreased 84.1% from $487,500 for the three months ended March 31, 1995 to $78,000 for the three months ended March 31, 1996, due principally to a substantially decreased level of bonuses anticipated. Before the Company's Reoganization on March 18, 1996, Ocal Alabama paid bonuses to its stockholders each year primarily to provide stockholders with funds to satisfy their income tax obligations on the Company's S corporation income taxed directly to the stockholders. The Company has agreed to limit compensation in fiscal 1996 to the stockholders' whose compensation is included in stockholders' compensation expense, to an aggregate of $312,500.

Interest expense increased 8.5%, from $82,000 for the three months ended March 31, 1995 to $88,000 for the three months ended March 31, 1996, due to a higher average balance of borrowings during the first two months in 1996.

Provision for income taxes increased $188,000, from $12,000 for the three months ended March 31, 1995 to $200,000 for the three months ended March 31, 1996, due to the conversion of certain subsidiaries of the Company from S corporation to C corporation status upon the Reorganization on March 18, 1996, which subjects the Company to state and federal income taxes at statutory rates beginning as of that date, and to the one-time accrual of deferred income taxes of $100,000 on March 18, 1996 as a result of the termination of Ocal Alabama's S corporation status. For the three months ended March 31, 1995, the Company's income was not subject to federal income taxes because of its subsidiaries' S corporation status.

Net income increased 11.3% , from $575,000 for the three months ended March 31, 1995 to $640,000 for the three months ended March 31, 1996, due principally to the decrease in stockholders' compensation offset in part by the increase in provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
On March 18, 1996, the Company completed its initial public offering whereby it sold 2,200,000 shares of its common stock at $5.00 per share and received net proceeds, after all underwriters' expenses and other costs of the offering, of $8,514,861. The proceeds of the offering were used principally to pay off the $3,947,886 balance of the Company's note payable to the bank and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to its former stockholders. The remainder of the proceeds were added to the Company's working capital which increased from $3,373,382 at December 31, 1995 to $11,813,276 at March 31, 1996 which is primarily attributable to the proceeds of the initial public offering.

On April 15, 1996, the Underwriters exercised their overallotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share, before underwriting discounts and commissions of $.40 per share.

The Company has a revolving bank line of credit which provides for borrowings of up to $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable at the bank's prime interest rate plus .75%, which was 9.00% at March 31, 1996. All of the outstanding balance under the credit line was repaid on March 18, 1996, with a portion of the proceeds from the Company's initial public offering.

During the three months ended March 31, 1996, cash provided from operations totalled $1,842,000, principally due to the Company's net income and a decrease in inventories. During the three months ended March 31, 1995, cash used by operations totalled $643,000, principally due to increases in the Company's accounts receivable and inventories, decrease in accounts payable, offset in part by net income and increase in accrued expenses.

During the three months ended March 31, 1996, cash provided by investments totalled $1,611,000, principally due to the repayment of a loan to the Company's primary stockholder in the amount of $1,645,000.

During the three months ended March 31, 1996, cash provided by financing activities totalled $1,603,000, principally due to net proceeds from the public offering, offset in part by the repayment of note payable to bank and the distribution of Ocal Alabama's S corporation retained earnings to its former shareholders. During the three months ended March 31, 1995, cash provided by financing activities totalled $639,000, principally due to increase in borrowings under its line of credit.

The Company believes that its current level of cash and cash equivalents and the availability under its bank line of credit will be sufficient to fund the Company's capital needs for at least the next twelve to eighteen months.

INCOME TAXES
As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates which the Company estimates will subject its taxable income after that date to a combined tax rate of approximately 40%. Such income taxes are provided in the accompanying consolidated statement of income for the period from March 18, 1996 through March 31, 1996. Previously, the Company only recorded a provision for state income taxes at S corporation tax rates which were nominal in amount. Included in the provision for income taxes for the three months ended March 31, 1996, is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal Alabama's S corporation status due to the Reorganization. These deferred income taxes relate primarily to temporary depreciation differences.

INFLATION AND SEASONALITY
The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in most cases, at mitigating the effects of inflation by increasing prices and by maintaining sufficiently large inventories. The Company's business is not seasonal.

 PART II - OTHER INFORMATION

                                   OCAL, INC.
                                 March 31, 1996



     Item Exhibits and Reports on Form 8-K.

          (a)      Exhibits:
                   Not applicable


          (b)      Reports on Form 8-K:
                   Not applicable




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    OCAL, INC.
                                   Registrant




May 15, 1996                   ILAN BENDER
Date                           ILAN BENDER
                               CHAIRMAN OF THE BOARD,
                               CHIEF EXECUTIVE OFFICER
                               AND PRESIDENT