Form 10-Q
period 1996-06-30
OCAL INC
filed 1996-08-13
CIK 1000189

UNITED STATES
              SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q




                          (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Period Ended
JUNE 30, 1996
                            or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition
Period From ________________ to ________________


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
                      YES _X_  NO ____


        Indicate the number of shares outstanding at
             AUGUST 7, 1996:   5,780,000.

 PART I - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                                       OCAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   For the Three Months Ended June 30, 1996 and 1995
                                     (Unaudited)


                                                     1995          1996
    Net sales                                     $6,784,244    $6,011,563
    Cost of goods sold                             4,417,503     4,119,967
    Gross margin                                   2,366,741     1,891,596

    Selling, general and administrative expenses   1,025,229       942,732
    Stockholders' compensation                       487,500        78,125

    Operating income                                 854,012       870,739
    Interest income (expense), net                   (82,419)       29,006

    Income before income taxes                       771,593       899,745
    Provision (benefit) for income taxes              (5,793)      360,000

    Net income                                      $777,386      $539,745

    Net income per share                               $0.24         $0.09


             PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME (NOTE 3)
                    For the Three Months Ended June 30, 1996 and 1995
                                    (Unaudited)

                                                     1995          1996
    Net sales                                     $6,784,244    $6,011,563
    Cost of goods sold                             4,417,503     4,119,967
    Gross margin                                   2,366,741     1,891,596

    Selling, general and administrative expenses   1,025,229       942,732
    Stockholders' compensation                        78,125        78,125

    Pro forma operating income                     1,263,387       870,739
    Interest income (expense), net                   (82,419)       29,006

    Pro forma income before income taxes           1,180,968       899,745
    Pro forma provision for income taxes             475,000       360,000

    Pro forma net income                            $705,968      $539,745

    Pro forma net income per share                     $0.22         $0.09


                            See accompanying notes.

                                       OCAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    For the Six Months Ended June 30, 1996 and 1995
                                     (Unaudited)


                                                     1995          1996
    Net sales                                    $12,809,311   $11,732,271
    Cost of goods sold                             8,391,653     8,019,946
    Gross margin                                   4,417,658     3,712,325

    Selling, general and administrative expenses   1,920,658     1,757,213
    Stockholders' compensation                       975,000       156,250

    Operating income                               1,522,000     1,798,862
    Interest expense, net                           (163,958)      (59,428)

    Income before income taxes                     1,358,042     1,739,434
    Provision for income taxes                         6,000       560,000

    Net income                                    $1,352,042    $1,179,434

    Net income per share                               $0.42         $0.25


             PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME (NOTE 3)
                    For the Six Months Ended June 30, 1996 and 1995
                                    (Unaudited)

                                                     1995          1996
    Net sales                                    $12,809,311   $11,732,271
    Cost of goods sold                             8,391,653     8,019,946
    Gross margin                                   4,417,658     3,712,325

    Selling, general and administrative expenses   1,920,658     1,757,213
    Stockholders' compensation                       156,250       156,250

    Pro forma operating income                     2,340,750     1,798,862
    Interest expense, net                           (163,958)      (59,428)

    Pro forma income before income taxes           2,176,792     1,739,434
    Pro forma provision for income taxes             870,000       700,000

    Pro forma net income                          $1,306,792    $1,039,434

    Pro forma net income per share                     $0.40         $0.22


                          See accompanying notes.

                                        OCAL, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (Unaudited)


                                 ASSETS
                                                     December 31,    June 30,
                                                        1995           1996
 Current assets:
     Cash and cash equivalents                       $   126,883   $ 6,763,147
     Accounts receivable, net of allowance
        for doubtful accounts of $108,539 in
        1995 and $80,849 in 1996                       3,089,965     2,738,063
     Notes receivable - stockholder and
        related parties                                1,765,409         -
     Inventories                                       7,247,407     6,393,808
     Prepaid expenses and other                          181,950       311,471

 Total current assets                                 12,411,614    16,206,489

 Property, plant and equipment, at cost
    less accumulated depreciation and
    amortization                                       1,396,007     1,307,299
 Deferred offering costs                                 490,136         -

 Total assets                                        $14,297,757   $17,513,788

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                $ 2,073,765   $ 1,565,298
     Accrued expenses                                    785,543       753,009
     Notes payable - bank                              5,802,263          -
     Current portion of notes payable
        - stockholders                                   376,661          -

 Total current liabilities                             9,038,232     2,318,307

 Long-term notes payable - stockholders                    -         3,256,661
 Deferred income taxes                                     -           100,000
 Stockholders' equity:
     Preferred stock, $.001 par value;
          5,000,000 shares authorized;
          no shares issued                                 -              -
    Common stock, $.001 par value;
          15,000,000 shares authorized;
          5,450,000 shares issued and out-
          standing (3,250,000 shares at
          December 31, 1995)                               3,250         5,780
     Paid-in capital                                     711,105    10,708,436
     Retained earnings                                 4,545,170     1,124,604
 Total stockholders' equity                            5,259,525    11,838,820
 Total liabilities and stockholders' equity          $14,297,757   $17,513,788

                         See accompanying notes.

                                      OCAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended JUNE 30, 1996 and 1995
                                    (Unaudited)



                                                         1995          1996
 Cash flows from operating activities
 Net income                                          $ 1,352,042   $ 1,179,434
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         132,411       146,872
    Deferred income taxes                                  -           100,000
    Changes in assets and liabilities:
       Accounts receivable, net                       (1,476,044)      351,902
       Inventories                                        49,077       853,599
       Prepaid expenses and other                        (14,833)     (129,521)
       Accrued expenses                                  126,277       (32,534)
       Accounts payable                                  402,800      (508,467)

 Net cash provided by operating activities               571,730     1,961,285

 Cash flows from investing activities
 Acquisition of property and equipment                   (48,603)      (58,164)
 Repayment of (loan to) stockholder                   (1,609,572)    1,645,409

 Net cash provided by (used in) investing activities  (1,658,175)    1,587,245

 Cash flows from financing activities
 Borrowings from (repayment of) notes payable -
    bank                                               4,235,949    (5,802,263)
 Repayment of notes payable - supplier                  (746,041)        -
 Repayment of notes payable - related parties         (2,423,722)        -
 Net proceeds from sale of common stock                    -        10,489,997
 Distribution of S corporation retained earnings
    to prior S corporation shareholders                    -        (4,600,000)
 Additions to notes payable- stockholders                  -         3,000,000

 Net cash provided by financing activities             1,066,186     3,087,734

 Net increase (decrease) in cash                         (20,259)    6,636,264
 Cash at beginning of period                              78,883       126,883

 Cash at end of period                                   $58,624    $6,763,147

                                     See accompanying notes.

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at June 30, 1996, consolidated results of operations for the three months ended June 30, 1996 and 1995, and consolidated results of operations and cash flows for the six months ended June 30, 1996 and 1995.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

  2.BASIS OF PRESENTATION
     Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock (Note 9) on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating
     Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport"), was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the
     "Reorganization"). On April 15, 1996, the Underwriters exercised their full overallotment option and purchased an additional
     330,000 shares of the Company's common stock.  The Company's
     Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 52.7% shareholder of the Company as of June 30, 1996.

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

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 1996

     Net income per share information is based on average outstanding common and common equivalents shares as follows:

                Six months ended June 30, 1995           3,250,000
                Six months ended June 30, 1996           4,662,992
                Three months ended June 30, 1995         3,250,000
                Three months ended June 30, 1996         5,733,377

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

     Three months ended June 30, 1995:
                                                   PRO FORMA
                                  HISTORICAL      ADJUSTMENTS      PRO FORMA
                                               (described above)

     Income before income taxes     $771,593      $409,375  (i)   $1,180,968
     Provision (benefit) for
        income taxes                  (5,793)     (480,793) (ii)     475,000
     Net income                     $777,386      ($71,418)       $  705,968
     Net income per share              $0.24                           $0.22

     Three months ended June 30, 1996:
     No reconciliation is needed for
     this period as there are no
     differences between historical
     and pro forma results of
     operations.

     Six months ended June 30, 1995:
     Income before income taxes    $1,358,042      $818,750  (i)   $2,176,792
     Provision for income taxes         6,000      (864,000) (ii)     870,000
     Net income                    $1,352,042      ($45,250)       $1,306,792
     Net income per share               $0.42                           $0.40

     Six months ended June 30, 1996:
     Income before income taxes    $1,739,434      $   -     (i)   $1,739,434
     Provision for income taxes       560,000      (140,000) (ii)     700,000
     Net income                    $1,179,434     ($140,000)       $1,039,434
     Net income per share               $0.25                           $0.22

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996


  4.INVENTORIES
    Inventories consist of the following:
                                                    December 31,    June 30,
                                                        1995          1996

    Raw materials                                    $3,372,280   $2,422,171
    Finished goods                                    3,875,127    3,971,637
                                                     $7,247,407   $6,393,808


 5. PROPERTY AND EQUIPMENT
    Property and equipment consists of the following:
                                                     December 31,   June 30,
                                                        1995          1996

    Machinery and equipment                          $1,424,720   $1,424,720
    Office equipment                                    264,515      322,678
    Leasehold improvements                              310,640      310,640
    Molds                                               346,129      346,129
    Automotive equipment                                122,585      122,585
                                                      2,468,589    2,526,752
    Less accumulated depreciation and amortization   (1,072,582)  (1,219,453)
                                                     $1,396,007   $1,307,299


 6. REVOLVING BANK LINE OF CREDIT
     The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivables and inventories) which is collateralized by the Company's accounts receivables and inventories. Interest is payable at the bank's prime interest rate plus .75% (9.00% at June 30, 1996). Borrowings outstanding under the line of were $5,802,263 at December 31, 1995 and were subsequently repaid with a portion of the proceeds received from the Company's initial public offering on March 18, 1996. There were no borrowings outstanding on the bank line of credit at June 30, 1996.


 7. ACCRUED EXPENSES
    Accrued expenses consist of the following:
                                                     December 31,   June 30,
                                                        1995          1996

    Commissions                                        $475,572     $453,137
    Payroll and related taxes                            87,445      109,633
    Income taxes                                         11,105      116,950
    Interest                                            184,254       50,026
    Other                                                27,167       23,263
                                                       $785,543     $753,009

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996



 8. TRANSACTIONS WITH RELATED PARTIES

   NOTES RECEIVABLE
   Notes receivable-stockholder and related parties consist of the following:

                                                        December 31,  June 30,
                                                            1995       1996
   6.5% unsecured note receivable from the major
    stockholder of the Company, receivable on demand    $1,645,409        -
   6.5% unsecured note receivable from a partnership in
    which the major stockholder of the Company is a
    partner, receivable on demand                          120,000        -

                                                        $1,765,409        -


    NOTES PAYABLE
    Notes payable - stockholders consists of the following:

                                                        December 31,  June 30,
                                                           1995         1996
   6.5% unsecured note payable on demand to the major
     stockholder of the Company                           $376,661  $    -
   6.5% unsecured note payable due March 18, 1999
     to the major stockholder of the Company                           256,661
   6.5% unsecured notes payable due to former
     shareholders of Ocal Alabama - see (ii) below                   3,000,000
                                                           376,661   3,256,661

   Less portion due within one year                        376,661      -
   Due after one year                                     $   -     $3,256,661


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

                                   OCAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996



 9. Initial Public Offering
     On March 18, 1996, the Company completed the initial public offering of 2,200,000 shares of its common stock at a price of $5.00 per share. After underwriters' discounts, commissions and expenses, the net proceeds of the offering to the Company were $9,905,000. Other expenses of the offering charged to paid-in capital aggregated $1,390,139. On April 15, 1996, the Underwriters exercised their overallotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share, before underwriting discounts, commissions and expense allowances of $.50 per share.

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

     As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statement of income for the period from March 18, 1996 through June 30, 1996.

     Included in the provision for income taxes for the six months ended June 30, 1996 is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal-Alabama's S corporation status due to the Reorganization. These deferred income taxes relate primarily to temporary depreciation differences.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated in the Company's Registration Statement on Form S-1 and related prospectus dated March 12, 1996.


OVERVIEW
Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport"), was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). On April 15, 1996, the Underwriters exercised their full overallotment option and purchased an additional 330,000 shares of the Company's common stock. The Company's Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 52.7% shareholder of the Company as of June 30, 1996. The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis.


RESULTS OF OPERATIONS

Statement of Income Data

The following table sets forth, for the periods indicated, statement of income data expressed as a percentage of total net sales.

                           Three months ended         Six months ended
                           June 30,  June 30,        June 30,  June 30,
                             1995      1996            1995      1996

Net sales                   100.0%    100.0%          100.0%    100.0%
Cost of goods sold           65.1%     68.5%           65.5%     68.4%

Gross margin                 34.9%     31.5%           34.5%     31.6%
Selling, general and
  administrative expenses    15.1%     15.7%           15.0%     15.0%
Stockholders' compensation    7.2%      1.3%            7.6%      1.3%

Operating income             12.6%     14.5%           11.9%     15.3%
Interest income (expense)    (1.2%)     0.5%           (1.3%)    (0.5%)

Income before income taxes   11.4%     15.0%           10.6%     14.8%
Provision (benefit) for
 income taxes                (0.1%)     6.0%            0.1%      4.8%

Net income                   11.5%      9.0%           10.5%     10.0%

The Company's net sales decreased 11.4%, from $6,784,000 for the three months ended June 30, 1995 to $6,012,000 for the three months ended June 30, 1996, primarily due to heavy competitive pricing pressures. The pressures in the Company's industry in general have been brought on by its own marketing efforts to increase competition at potential job sites. Net sales decreased 8.4%, from $12,809,000 for the six months ended June 30, 1995 to $11,732,000 for the six months ended June 30, 1996, primarily due to the pricing pressures during the recent quarter, along with lower shipments because of cold and wet weather in the Northeast during the first two months of 1996 that caused delays on job sites resulting in order delays or cancellations.

Gross margin decreased 20.1%, from $2,367,000 for the three months ended June 30, 1995 to $1,892,000 for the three months ended
June 30, 1996, because of the combination of the decrease in net sales and a lower gross margin percentage which decreased from 34.9% in 1995 to 31.5% in 1996. The decrease in gross margin was directly related to the increased pricing pressures in the industry. The same can be said for the six month period, where the gross margin decreased 16.0%, from $8,392,000 for 1995 to $8,020,000 for 1996. The six month period shows a decrease in gross margin from 34.5% in 1995 to 31.6% in 1996, due to the increased pricing pressures.

Selling, general and administrative ("SG&A") expenses decreased 8.1%, from $1,025,000 for the three months ended June 30, 1995 to $943,000 for the three months ended June 30, 1996, due principally to lower number of employees in both the California administrative and Texas sales offices, offset by an increase in expenses related to being a public company such as public relations costs, director fees and expenses, and stock-issuance fees which were non-existent in 1995. The same explanation applies to the six month period, in which SG&A expenses decreased 8.5%, from $1,921,000 in 1995 to $1,757,000 in 1996.

Stockholders' compensation decreased 84.1% from $487,500 for the three months ended June 30, 1995 to $78,000 for the three months ended June 30, 1996, and also from $975,000 for the six months ended June 30, 1995 to $156,000 for the six months ended June 30, 1996, due principally to a substantially decreased level of bonuses paid to stockholders. Before the Company's Reorganization on March 18, 1996, Ocal Alabama paid bonuses to its stockholders each year primarily to provide stockholders with funds to satisfy their income tax obligations on the Company's S corporation income taxed directly to the stockholders. The Company has agreed to limit compensation in fiscal 1996 to the stockholders' whose compensation is included in stockholders' compensation expense, to an aggregate of $312,500.

Interest expense (net) decreased from $82,000 for the three months ended June 30, 1995 to an income (net) of $29,000 for the three months ended June 30, 1996 because the Company is no longer utilizing its line of credit with the bank and is instead receiving interest on its unused portion of the proceeds received from its initial public offering on March 18, 1996 and subsequent over-allotment option exercised by the Underwriters on April 15, 1996. Interest expense is still accruing on the notes payable due to stockholders. Interest expense (net) decreased 63.8% from $164,000 for the six months ending June 30, 1995 to $59,000 for the six months ending June 30, 1996 for the same reason as the three month period, offset by slightly higher balance of borrowings for the first two months of 1996.

Provision for income taxes increased $366,000, from a benefit of $6,000 for the three months ended June 30, 1995 to a provision of $360,000 for the three months ended June 30, 1996, due to the conversion of certain subsidiaries of the Company from S corporation to C corporation status upon the Reorganization on March 18, 1996, which subjects the Company to state and federal income taxes at statutory rates beginning as of that date. The same is true for the six month period where income taxes increased $554,000, from $6,000 for 1995 to $560,000 for 1996. Also included in the provision for income taxes for the six months ended June 30, 1996 is one-time accrual of deferred income taxes of $100,000 on March 18, 1996 as a result of termination of Ocal Alabama's S corporation status. For all periods in 1995, the Company's income was not subject to federal income taxes because of its subsidiaries' S corporation status.

Net income decreased 30.1%, from $777,000 for the three months ending June 30, 1995 to $540,000 for the three months ending
June 30, 1996, due principally to the increased tax provision for income taxes and competitive pricing pressures of the industry which reduced gross margin, offset by the decrease in stockholder's compensation and interest expense. Net income decreased 12.8%, from $1,352,000 for the six months ended June 30, 1995 to $1,179,000 for the six months ended June 30, 1996, primarily for the same reasons as the three month period but with less impact than the three months ended June 30, 1996 as the increased tax provision did not take effect until March 18, 1996.

LIQUIDITY AND CAPITAL RESOURCES
On March 18, 1996, the Company completed its initial public offering whereby it sold 2,200,000 shares of its common stock at $5.00 per share and received net proceeds, after all underwriters' expenses and other costs of the offering, of $8,514,861. The proceeds of the offering were used principally to pay of the $3,947,886 balance of the Company's note payable to the bank and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to its former stockholders.
The balance of the proceeds were added to the Company's working capital. On April 15, 1996, the Underwriters exercised their over-allotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share, before underwriting discounts, commissions and expense allowances of $.50 per share for an additional $1,485,000 in net proceeds, all which was added to the Company's working capital. Working capital increased from $3,373,382 at December 31, 1995 to $13,888,182 at
June 30, 1996 primarily attributable to the proceeds of the initial public offering and over-allotment option exercised by the Underwriters.

The Company has a revolving bank line of credit which provides for borrowings of up to $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable at the bank's prime interest rate plus .75%, which was 9.00% at June 30, 1996. All of the outstanding balance under the credit line was repaid on March 18, 1996, with a portion of the proceeds from the Company's initial public offering. There were no outstanding borrowings on the line of credit at June 30, 1996.

During the six months ended June 30, 1996, cash provided from operations totalled $1,961,285, principally due to the Company's net income, and a decrease in inventories and accounts receivable, which was offset by increased accounts payable and prepaid expenses. During the six months ended June 30, 1995, cash provided by operations totalled $571,730, principally due to net income and a decrease in accounts payable but substantially offset by increased accounts receivable.

During the six months ended June 30, 1995, cash used in investments totalled $1,658,000, principally due to a loan to the primary stockholder of the Company. During the six months ended June 30, 1996, cash provided by investments totalled $1,587,000, principally due to repayment of the same loan to the primary stockholder.

During the six months ended June 30, 1995, cash provided by financing activities totalled $1,066,186, principally due to increased borrowings from the bank which were used to repay notes payable to a supplier and related parties. During the six months ended June 30, 1996, cash provided by financing activities totalled $3,088,000, attributable to the net proceeds received from the initial public offering and over-allotment option, offset in part by repayment of the note to the bank and the distribution of Ocal Alabama's S corporation earnings to the former shareholders net of the note payable additions due the former shareholders for the distribution.

The Company believes that its current level of cash and cash equivalents and the availability under its bank line of credit will be sufficient to fund the Company's capital needs for at least the next twelve to eighteen months.

INCOME TAXES
As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates which the Company estimates will subject its taxable income after that date to a combined tax rate of approximately 40%. Such income taxes are provided in the accompanying consolidated statements of income for the period from March 18, 1996 through June 30, 1996. Previously, the Company only recorded a provision for state income taxes at S corporation tax rates which were nominal in amount. Included in the provision for income taxes for the six months ended June 30, 1996, is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal Alabama's S corporation status due to the Reorganization on March 18, 1996. These deferred income taxes relate primarily to temporary depreciation differences.

INFLATION AND SEASONALITY
The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in most cases, at mitigating the effects of inflation by increasing prices and by maintaining sufficiently large inventories. The Company's business is not seasonal.

 PART II - OTHER INFORMATION

                                   OCAL, INC.
                                 June 30, 1996



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



                    OCAL, INC.
                    Registrant




August 7, 1996                 ILAN BENDER
Date                           ILAN BENDER
                               CHAIRMAN OF THE BOARD,
                               CHIEF EXECUTIVE OFFICER
                               AND PRESIDENT