Form 10-Q
period 1996-09-30
OCAL INC
filed 1996-11-12
CIK 1000189

UNITED STATES
                    SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1996

                               OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________ to ________________

Commission file number 0-27748

                              OCAL, INC.
         (Exact name of registrant as specified in its charter)

            Delaware                                       95-4544569
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                         14538 Keswick Street
                     Van Nuys, California  91405
               (Address of principal executive offices)

                            (818) 782-0711
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES__X_        NO____


The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 5,780,000 at November 1, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                   OCAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                             For the Three Months   For the Nine Months
                                              Ended September 30,   Ended September 30,
                                                 1996     1995          1996     1995
Net sales                                      $ 7,193  $ 5,987       $18,925  $18,796
Cost of goods sold                               5,021    4,048        13,041   12,439
Gross margin                                     2,172    1,939         5,884    6,357
Selling, general and administrative expenses     1,102      935         2,859    2,856
Stockholders' compensation                          78       97           234    1,072
Operating income                                   992      907         2,791    2,429
Interest income (expense), net                      30     (116)          (30)    (280)
Income before income taxes                       1,022      791         2,761    2,149
Provision for income taxes                         410        4           970       10

Net income                                     $   612  $   787       $ 1,791  $ 2,139

Average common and common equivalent
     shares outstanding                          5,780    3,250         5,038    3,250

Net income per share                           $  0.11  $  0.24       $  0.36  $  0.66

        PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (NOTE 3)
                    (In thousands, except per share data)
                                 (Unaudited)

                                             For the Three Months   For the Nine Months
                                              Ended September 30,   Ended September 30,
                                                 1996     1995          1996     1995
Net sales                                      $ 7,193  $ 5,987       $18,925  $18,796
Cost of goods sold                               5,021    4,048        13,041   12,439
Gross margin                                     2,172    1,939         5,884    6,357
Selling, general and administrative expenses     1,102      935         2,859    2,856
Stockholders' compensation                          78       78           234      234
Pro forma operating income                         992      926         2,791    3,267
Interest income (expense), net                      30     (116)          (30)    (280)
Pro forma income before income taxes             1,022      810         2,761    2,987
Pro forma provision for income taxes               410      325         1,110    1,195

Pro forma net income                           $   612  $   485       $ 1,651  $ 1,792

Average common and common equivalent
     shares outstanding                          5,780    3,250         5,038    3,250

Pro forma net income per share                 $  0.11  $  0.15       $  0.33  $  0.55

See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                   September 30,   December 31,
                                                       1996            1995
                                                   (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                            $ 6,456         $   127
Accounts receivable, net                               3,872           3,090
Notes receivable - stockholder and related parties        -            1,765
Inventories                                            6,282           7,248
Prepaid expenses and other current assets                188             182
Total Current Assets                                  16,798          12,412

Property, plant and equipment, at cost                 2,645           2,469
Less accumulated depreciation and amortization         1,293           1,073
Net property and equipment                             1,352           1,396

Other Assets
Deferred offering costs                                   -              490
Other noncurrent assets                                   97              -
Total Other Assets                                        97             490

Total Assets                                         $18,247         $14,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $ 1,486         $ 2,075
Accrued expenses                                         713             774
Income taxes payable                                     241              11
Notes payable - bank                                      -            5,802
Current portion of notes payable - stockholders        1,500             377
Total Current Liabilities                              3,940           9,039

Other Liabilities
Long-term notes payable - stockholders                 1,757               -
Deferred income taxes                                    100               -
Total Other Liabilities                                1,857               -

Stockholders' Equity
Capital Stock
    Preferred stock                                        -               -
    Common stock                                           6               3
Additional paid-in capital                            10,708             711
Retained earnings                                      1,736           4,545
Total Stockholders' Equity                            12,450           5,259

Total Liabilities and Stockholders' Equity           $18,247         $14,298

See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            For the Nine Months
                                                            Ended September 30,
                                                              1996        1995
OPERATING ACTIVITIES
  Net income                                                $ 1,791     $ 2,139
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                                220         201
    Deferred income taxes                                       100           -
    Changes in assets and liabilities:
     Accounts receivable, net                                  (782)       (699)
     Inventories                                                966         (34)
     Prepaid expenses and other                                  (6)        (48)
     Accounts payable                                          (589)       (483)
     Accrued expenses                                           (61)        173
     Income taxes payable                                       230           -
  Net cash provided by operating activities                   1,869       1,249

INVESTING ACTIVITIES
  Purchase of property and equipment                           (176)        (67)
  Repayment by (loan to) stockholder and related parties      1,645      (1,616)
  Other items, net                                              (97)          -
  Net cash provided by (used in) investing activities         1,372      (1,683)

FINANCING ACTIVITIES
  Borrowings from (repayment of) notes payable - bank        (5,802)      3,748
  Repayment of notes payable - supplier                           -        (700)
  Repayment of notes payable - related parties                    -      (2,403)
  Net proceeds from (costs of) sale of common stock          10,490        (210)
  Distribution of S corporation retained earnings
       to prior S corporation shareholders                   (4,600)          -
  Additions to notes payable - stockholders                   3,000           -
  Net cash provided by financing activities                   3,088         435

  Net increase in cash                                        6,329           1
  Cash at beginning of year                                     127          79
  Cash at end of period                                     $ 6,456     $    80

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                                $   209     $   311
    Income taxes                                            $   629     $    21

See Notes to Condensed Consolidated Financial Statements

                              OCAL, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

The accompanying condensed consolidated financial statements of OCAL, Inc. ("OCAL" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 and related Prospectus dated March 12, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1996.

NOTE 2.  BASIS OF PRESENTATION

Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock on March 18, 1996 (Note 7), all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal
Data"), and Ocal Transport Co. ("Ocal Transport"), was acquired by the
Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). On April 15, 1996, the Underwriters exercised their full overallotment option and purchased an additional 330,000 shares of the Company's common stock. The Company's Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 53.0% shareholder of the Company as of September 30, 1996.
The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying condensed consolidated financial statements of the Company on their historical basis. The stockholders' equity section of the condensed consolidated balance sheet at December 31, 1995 has been reclassified from that reported in the Registration Statement and Prospectus related to the Company's initial public offering to reflect the Company's capital structure and the Reorganization with the common stock of Ocal Alabama, Occidental, Ocal Data and Ocal Transport classified as paid-in capital. Certain other previously reported amounts have been reclassified to conform to the current period presentation.

                              OCAL, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  BASIS OF PRESENTATION (Continued)

Net income per share information is based on the following (amounts in 000's):

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,
                                        1996      1995         1996      1995
Average outstanding common and
common equivalent shares                5,780     3,250        5,038     3,250

3.  PRO FORMA FINANCIAL INFORMATION

The pro forma condensed consolidated statements of income are prepared on a basis consistent with those appearing in the Registration Statement and Prospectus related to the Company's initial public offering. The pro forma statements include adjustments (i) to reflect levels of stockholder's compensation for certain stockholders whose compensation is classified as stockholder's compensation in the accompanying condensed consolidated statements of income (based on the $312,500 of salaries and bonuses anticipated to be paid to those stockholders for the year ending December 31,
1996) and (ii) to provide related income taxes as if all of the Company's income were taxed at C corporation rates based upon pro forma income before income taxes. Reconciliations between historical and pro forma results of operations follow (in thousands except per share amounts):

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,
                                        1996      1995         1996      1995

Income before income taxes            $  612    $  787      $ 1,791   $ 2,139
Pro forma adjustments (described
above):
(i) Stockholders' compensation            -         19           -        838
Pro forma income before income taxes     612       806        1,791     2,977
(ii) Tax provision                        -       (321)        (140)   (1,185)
Pro forma net income                  $  612    $  485      $ 1,651   $ 1,792
Pro forma net income per share        $ 0.11    $ 0.15      $  0.33   $  0.55

                              OCAL, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                       September 30,     December 31,
                                            1996             1995

Raw materials                             $ 2,625          $ 3,372
Finished goods                              3,657            3,875
                                          $ 6,282          $ 7,247

5.  REVOLVING BANK LINE OF CREDIT

On March 18, 1996, the Company repaid borrowings outstanding under its bank line of credit, then totaling $3,948,000, with a portion of the proceeds received from the Company's initial public offering. The bank line provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories) and is collateralized by the Company's accounts receivable and inventories. Interest is payable at the bank's prime interest rate plus .75%. At September 30, 1996, there were no borrowings outstanding under the bank line of credit.

6.  TRANSACTIONS WITH RELATED PARTIES

As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders in an amount equal to all of its undistributed S corporation retained earnings which aggregated approximately $4,600,000. Such distribution was paid as follows:
(i)  $1,600,000 was paid in cash on March 25, 1996 and
(ii) $3,000,000 in notes payable were issued to the shareholders of Ocal Alabama which bear interest at the rate of 6.5% per annum and are payable $1,500,000 on September 18, 1997 and $1,500,000 on March 18, 1999.
The amount of distribution is subject to adjustment upon completion of Ocal Alabama's income tax returns for the period from January 1, 1996 through March 18, 1996.

In addition to the $3,000,000 note described in (ii) above, there is a $257,000 note payable to the major stockholder of the Company, which bears interest at the rate of 6.5% per annum and is due on March 18, 1999.

All other notes receivable and payable to stockholders and related parties were settled concurrently with the Reorganization and distribution described above.

                              OCAL, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.    INITIAL PUBLIC OFFERING

On March 18, 1996, the Company completed the initial public offering of 2,200,000 shares of its common stock at a price of $5.00 per share. On
April 15, 1996, the underwriters exercised their overallotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share. After underwriters' discounts, commissions and expenses, the net proceeds of the offering and overallotment exercise to the Company were $11,390,000. Other expenses of the offering charged to paid-in capital aggregated $1,390,000, $490,000 of which were paid in 1995 and reflected as deferred offering costs in the December 31, 1995 financial statements.

8.  INCOME TAXES

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

As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statement of income for the period from March 18, 1996 through September 30, 1996.

Included in the provision for income taxes for the nine months ended
September 30, 1996 is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal Alabama's S corporation status due to the Reorganization. These deferred income taxes relate primarily to temporary depreciation differences.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated in the Company's Registration Statement on Form S-1 and related prospectus dated March 12, 1996.

OVERVIEW

Concurrent with the closing of the Company's initial public offering of 2,200,000 shares of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data") and Ocal
Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). On April 15, 1996, the Underwriters exercised their full overallotment option and purchased an additional 330,000 shares of the Company's common stock. The Company's Chairman, CEO and President was the sole or majority shareholder of each of the contributed companies and is the 53.0% shareholder of the Company as of September 30, 1996. The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying condensed consolidated financial statements of the Company on their historical basis. The stockholders' equity section of the condensed consolidated balance sheet at December 31, 1995 has been reclassified from that reported in the Registration Statement and Prospectus related to the Company's initial public offering to reflect the Company's capital structure and the Reorganization with the common stock of Ocal
Alabama, Occidental, Ocal Data and Ocal Transport classified as paid-in capital.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Sales.  The Company's third quarter 1996 net sales of $7,193,000 increased
20.1% over third quarter net sales in the prior fiscal year. The net sales increase is the result of volume increases which averaged approximately 27% on the Company's major products, slightly offset by price reductions. The Company continues to respond to pricing pressures in the industry in order to successfully obtain business in competitive situations. These pricing pressures are expected to continue for the foreseeable future. Although the Company does not currently anticipate any particular difficulties, there can be no assurance that the competitive pricing situation will not have an adverse effect on the Company's revenues and results of operations in future periods.
In addition, the Company's revenue in future periods could be impacted by the effect of general downturns in the economy, as the industries using the Company's products are cyclical in nature and vulnerable to such downturns.

Gross margin. The Company's gross margin for the third quarter of 1996 was 30.2% of sales, compared to 32.4% of sales for the third quarter of 1995. The decline in gross margin as a percentage of sales was directly related to the increased pricing pressures in the industry, although there was a partial offset due to manufacturing efficiencies realized as a result of the higher unit production and shipment volumes during the quarter.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 15.3% for the third quarter of 1996, from 15.6% for the third quarter of the prior fiscal year. Absolute spending increased by $167,000 due primarily to increased expenses associated with being a public company, such as public relations costs, directors and officers liability insurance, and stock issuance fees which were non-existent in 1995.

Stockholders' compensation. Stockholders' compensation decreased to $78,000 for the third quarter of 1996 from $97,000 for the third quarter of the prior fiscal year. Before the Company's Reorganization on March 18, 1996,
Ocal Alabama paid bonuses to its stockholders each year primarily to provide stockholders with funds to satisfy their income tax obligations on the Company's S corporation income taxed directly to the stockholders. The
Company has agreed to limit compensation in fiscal 1996 to the stockholders' whose compensation is included in stockholders' compensation expense, to an aggregate of $312,500.

Interest income (net). Interest income (net) for the third quarter of 1996 was $30,000, compared to interest expense (net) of $116,000 for the third quarter of the prior fiscal year. The Company is no longer utilizing its line of credit with the bank and is instead receiving interest on its unused portion of the proceeds received from its initial public offering on March 18, 1996 and subsequent over-allotment option exercised by the Underwriters on April 15, 1996. Interest expense continues to be paid on the notes payable due to stockholders.

Provision for income taxes. The Company's provision for income taxes increased by $406,000, to $410,000, for the third quarter of 1996, due to the conversion of certain subsidiaries of the Company from S corporation to C corporation status upon the Reorganization on March 18, 1996, which subjects the Company to state and federal income taxes at statutory rates beginning as of that date. The effective income tax rate for the third quarter of 1996 was 40%, the rate which has been in effect since the Reorganization.

Nine Months Ended September 30, 1996 and 1995

Sales. The Company's net sales of $18,925,000 for the nine months ended September 30, 1996 increased 0.7% over the same period of the prior fiscal year. The nominal increase in net sales is the result of modest increases in volumes of the Company's major products, almost entirely offset by price reductions.

Gross margin.  The Company's gross margin for the nine months ended
September 30, 1996 was 31.1% of sales, compared to 33.8% of sales for the same period of 1995. The decline in gross margin as a percentage of sales was directly related to the increased pricing pressures in the industry.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 15.1% for the nine months ended September 30, 1996, from 15.2% for the same period of 1995. Increased expenses associated with being a public company, such as public relations costs, directors and officers liability insurance, and stock issuance fees were offset by a lower average number of employees in both the California administrative and Texas sales offices during the nine months ended September 30, 1996 as compared to the same period of 1995.

Stockholders' compensation. Stockholders' compensation decreased to $234,000 for the nine months ended September 30, 1996 from $1,072,000 for same period of 1995. Before the Company's Reorganization on March 18, 1996, Ocal Alabama paid bonuses to its stockholders each year primarily to provide stockholders with funds to satisfy their income tax obligations on the Company's S corporation income taxed directly to the stockholders. The Company has agreed to limit compensation in fiscal 1996 to the stockholders' whose compensation is included in stockholders' compensation expense, to an aggregate of $312,500.

Interest expense (net). Interest expense (net) for the nine months ended September 30, 1996 was $30,000, compared to $280,000 for the same period of 1995. The Company is no longer utilizing its line of credit with the bank and is instead receiving interest on its unused portion of the proceeds received from its initial public offering on March 18, 1996 and subsequent over-allotment option exercised by the Underwriters on April 15, 1996.

Provision for income taxes. The Company's provision for income taxes increased by $960,000, to $970,000, for the nine months ended September 30, 1996, due to the conversion of certain subsidiaries of the Company from S corporation to C corporation status upon the Reorganization on March 18, 1996, which subjects the Company to state and federal income taxes at statutory rates beginning as of that date.

LIQUIDITY AND CAPITAL RESOURCES

On March 18, 1996, the Company completed its initial public offering whereby it sold 2,200,000 shares of its common stock at $5.00 per share and received net proceeds, after all underwriters' expenses and other costs of the offering, of $8,515,000. On April 15, 1996, the Underwriters exercised their over-allotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share and the Company received net proceeds, after underwriting discounts, commissions and expense allowances, of $1,485,000. The proceeds of the offering were used principally to pay off the $3,948,000 balance remaining on the Company's note payable to the bank and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to its former stockholders to enable them to satisfy tax liabilities associated with S corporation earnings. The balance of the proceeds were added to the Company's working capital. Working capital increased from $3,373,000 at December 31, 1995 to $12,858,000 at September 30, 1996 primarily attributable to the proceeds of the initial public offering and over-allotment option exercised by the Underwriters.

The Company has a revolving bank line of credit which provides for borrowings of up to $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). All of the outstanding balance under the credit line was repaid on March 18, 1996, with a portion of the proceeds from the Company's initial public offering. There were no outstanding borrowings on the line of credit at September 30, 1996.

The Company believes that cash provided by operating activities, existing cash and cash equivalents, and available credit will be sufficient to fund future operating and capital cash needs for at least the next 12 to 18 months. The Company intends to pursue a strategy of growth by selective acquisitions that complement the Company's strengths in low-cost, high-quality manufacturing and knowledge of the electrical conduit industry. Such acquisitions may necessitate the issuance of additional debt or equity securities of the Company. The Company intends to pursue this strategy with careful regard for profitability, the need for liquidity, and the potential dilutive effect of any additional issuance of equity securities. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

Cash flow provided from operations for the first nine months of fiscal 1996 was $1,869,000, compared to $1,249,000 for the same period in 1995. The improvement in cash flow is primarily the result of a decrease in inventory of $1,000,000, partially offset by a reduction of net income of $348,000 for the two periods of comparison.

Cash provided by investing activities during the first nine months of fiscal 1996 was $1,372,000, compared to cash used in investing activities of $1,683,000 for the same period in 1995. The primary cause for the change was the March 1996 repayment of a loan (with interest) of $1,645,000 by the primary stockholder of the Company. The repayment occurred in conjunction with the Reorganization on March 18, 1996. The loan was originally made in 1995 in order to allow the primary stockholder to furnish a personally owned certificate of deposit as security on the Company's revolving line of credit.

Cash provided by financing activities during the first nine months of fiscal 1996 was $3,088,000, compared to $435,000 for the same period in 1995.
During the nine months ended September 30, 1996, the Company received net proceeds from sale of common stock of $10,490,000, offset in part by repayment of the note to the bank of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation earnings to the former shareholders (net of note payable issued to the former shareholders). During the nine months ended September 30, 1995, borrowings from the bank were increased by $3,748,000 and were used to repay notes payable to a supplier and related parties.

The Company's principal commitments at September 30, 1996 consisted of obligations under operating leases for facilities.

INCOME TAXES

As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates which the Company estimates will subject its taxable income after that date to a combined tax rate of approximately 40%. Such income taxes are provided in the accompanying condensed consolidated statements of income for the period from March 18, 1996 through September 30, 1996. Previously, the Company only recorded a provision for state income taxes at S corporation tax rates which were nominal in amount. Included in the provision for income taxes for the nine months ended September 30, 1996, is a one-time accrual of deferred income taxes in the amount of $100,000 as a result of terminating Ocal Alabama's S corporation status due to the Reorganization on March 18, 1996. These deferred income taxes relate primarily to temporary depreciation differences.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           27.  Financial Data Schedule.

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OCAL, INC.
                                              (Registrant)


Date:  November 11, 1996             By:  Lida R. Frankel
                                          Lida R. Frankel
                                          Chief Financial Officer