Form 10-K405
period 1996-12-31
OCAL INC
filed 1997-03-24
CIK 1000189

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                               OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From ________________ to ________________


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

    Registrant's telephone number, including area code: (818) 782-0711

    Securities registered pursuant to Section 12(b) of the Act:
                              NONE

    Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.001 PAR VALUE
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES [X]                          NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the Common Stock as reported by Nasdaq, was approximately $8,140,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,780,000 shares of the Registrant's Common Stock outstanding as of February 28, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1997 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year end of December 31, 1996, are incorporated by reference into Part III.

                          PART I

   This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The actual results of Ocal, Inc. (together with its wholly-owned subsidiaries, "Ocal" or the "Company") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competition, product pricing and gross margin, nominal growth in the industry, dependence on suppliers, and risks due to potential future acquisitions, as well as other factors set forth in this Form 10-K and the Company's other Securities and Exchange Commission filings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1. BUSINESS.

GENERAL

   Ocal, Inc., a Delaware corporation, is a leading domestic manufacturer of polyvinyl chloride ("PVC") coated rigid steel conduit ("PVC-coated conduit"), elbows, and fittings. The Company's products are primarily used in the new construction and maintenance of plants operating in highly corrosive environments which require the highest level of protection of electrical wiring systems against corrosion and physical damage, such as sewage treatment, water treatment, electric power, oil refining, chemical and pharmaceutical, pulp and paper, and food processing plants.

INDUSTRY OVERVIEW

   Market Demand. The demand for conduit stems from the need to comply with building codes in the United States which require protection for electrical wiring systems. Alternative forms of protection include PVC-coated conduit, rigid steel conduit ("RSC"), plastic conduit, aluminum conduit, cable tray (metal or fiberglass trays in which wire is laid, but not enclosed), pre-wired armored cable integrating the functions of electrical wire and conduit into one system, thinner-walled versions of metal conduit called intermediate metallic conduit ("IMC") and electrical metallic tubing ("EMT"). Of the various commercially available forms of protection for electrical wiring systems, PVC-coated conduit is the most expensive. It is also the most durable in corrosive environments due to the combination of the corrosion protection of PVC coating and galvanizing with the physical protection of steel pipe. Although alternative products generally have an initial product and installation cost advantage over PVC-coated conduit, the Company's PVC-coated conduit compares favorably on a life-cycle cost basis in corrosive environments.

   Sales and Distribution in the Electrical Industry. The sales and distribution structure in the electrical industry consists of independent sales representatives, distributors, electrical contractors, end users and project engineers. End users include industrial companies such as International Paper Company, Exxon Corporation, Georgia Pacific Corporation, Weyerhaeuser Company and Merck & Company, Inc. When an end user is planning to build a new plant, it hires an engineering firm to design, among other things, the infrastructure and electrical system for the plant. The end user will then hire an electrical contractor through a bidding process. Each bidding electrical contractor generally requests one or more distributors to price the components needed to construct the electrical system, and the distributors bid for the contractor's order. In the electrical industry, substantially all sales of conduit, elbows, fittings and related products are made by the manufacturer to the distributor, who in turn sells the products to the contractor or end user.

BUSINESS STRATEGY

   The Company's business strategy is designed to increase penetration of its traditional corrosive environment market while expanding into other markets where the life-cycle cost and additional features of its products provide a cost-effective, efficient solution to customer needs. The Company seeks to implement this strategy based upon the following strengths:

   Industry Leadership. The Company believes it is the nation's leading manufacturer of PVC-coated conduit, elbows, and fittings. The Company's total sales for the year ended December 31, 1996 were $25.0 million, which management believes are the largest sales of any domestic manufacturer of PVC-coated conduit in the industry.

   Marketing Focus. The Company focuses its marketing on engineers and end users to educate them regarding the technological advantages and long-term savings of PVC-coated conduit as compared to alternative conduit products, and to illustrate the features of the Company's products which its competitors do not provide. The Company's goal is to have PVC-coated conduit generally, and, where possible the features of the Company's products in particular, specified by engineers and end users in engineering designs for particular projects.

   Leadership in product quality. The Company's products have protection features which its competitors do not provide. The Company believes it is the only manufacturer of conduit that hot dip galvanizes its own conduit after threading, increasing the corrosion protection and life of electrical conduit systems. In addition, the Company double coats its fittings with both blue urethane and PVC, providing additional protection unavailable elsewhere in the industry.

   Low-cost, proprietary manufacturing. Management believes the Company's proprietary manufacturing technology used in its equipment and processes allows it to be one of the lowest-cost producers in the industry. Much of the machinery used in the Company's manufacturing process was designed and constructed by company personnel with minimal capital investment, labor, and material costs. In addition, because the Company galvanizes its own pipe, and purchases ungalvanized pipe in large volumes, the Company is often able to negotiate advantageous purchase prices.

   Comprehensive customer service. The Company provides a broad range of customer support services, including assistance from senior Company employees with respect to installation and maintenance of conduit, free installation training, and a toll-free installation hotline.

   Expansion into related or complementary businesses.  The
Company intends to explore expansion into related or complementary businesses internally or through acquisitions, building on its expertise in marketing and manufacturing in the electrical conduit industry.

PRODUCTS

   The Company sells and manufactures a full line of PVC-coated conduit, elbows, fittings, RSC, PVC-coated aluminum conduit and uncoated conduit elbows, all of which range in diameter from 1/2" to 6", as well as installation tools. The following is a more detailed description of the product lines the Company offers.

   Rigid Steel Conduit is the heaviest wall conduit in use in the world and provides the highest level of physical protection commercially available for electrical systems. It can be used underground, in concrete, and wherever a high level of physical protection of electrical wiring is required. The Company believes it is the only manufacturer producing this conduit that hot dip galvanizes the threads together with the rest of the pipe. The RSC manufactured by the Company is threaded at both ends, is 10' in length, and overall wall thicknesses range from
 .109" to .280". The Company is one of the few suppliers of 6" diameter RSC and PVC-coated conduit made from domestically produced steel pipe. Some of Ocal's customers for this product need domestically produced 6" conduit in order to comply with the requirements of projects funded by the federal government. All federally-funded or federally-aided projects must comply with the Buy American Act, which requires that more than 50% of the total cost of a given product's components be attributable to components mined, produced, or manufactured in the United States.

   PVC-Coated Rigid Steel Conduit is RSC coated with 40 mils of bonded PVC on the exterior of the pipe and 2 mils of blue urethane on the interior. It is used in environments that are too corrosive to use RSC, but where the physical protection offered by RSC is required or prudent.

   PVC-Coated Aluminum Conduit is aluminum pipe coated with 40 mils of bonded PVC on the exterior of the pipe and 2 mils of blue urethane on the interior. It is used in environments where lighter weight conduit is required.

   Conduit Elbows are short lengths of curved RSC or PVC-coated conduit, bent to 90, 60, 45, or 30 degrees and threaded at both ends. Various radiuses are available.

   PVC-Coated Fittings and Accessories include couplings (which have PVC sleeves to seal the connection), sealtight connectors, conduit bodies, beam clamps, pulling elbows, nipples, and strut accessories. The Company's fittings are coated with blue urethane on the inside and both blue urethane and PVC on the outside, which provides added protection. The ability to bond PVC to blue urethane is achieved through a proprietary process developed by the Company. All of the accessories are PVC-coated and provide a complete corrosion protection solution for the Company's end users.

   Installation Tools offered by the Company include electric benders used for bending PVC-coated conduit of 1/2" to 2", threaders for 1/2" to 4" conduit, hickeys to bend 1/2" to 1" PVC-coated conduit, impact sockets, wrenches and other tools to assist in the installation of conduit.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE

   In-House Marketing. The Company established an in-house marketing group in 1993, which has now grown to include four individuals, all experienced in sales and marketing in the electrical industry. The Company specifically focuses marketing efforts at the project engineer and end user level, educating them as to the technological advantages and lower life-cycle cost of the Company's PVC-coated conduit as compared to alternative conduit products.

   Independent Sales Agents. In addition to education of engineers and contractors so that Ocal products will be specified, the Company's marketing group works hand-in-hand with independent regional sales agents. The Company markets and sells its products to approximately 600 distributors or chains of distributors through approximately 35 independent regional sales agents. Independent sales agents are the functional equivalent of a manufacturer's internal sales force in other industries. The agents market the Company's products to distributors and handle the purchase orders from the distributors. Some agents warehouse the Company's products, which can expedite delivery since inventory is stored at various locations throughout the United States. Sales agents do not market the Company's products exclusively, but they do not sell products which are in direct competition with the Company's products. The Company has one international sales agent covering all exports which are not purchased through U.S. distributors. Sales agents receive commissions, with higher commissions paid to those agents that warehouse the Company's products at their facilities.

   The Company permits the return of products within certain time limits and under certain conditions subject to a restocking charge. The Company warrants all of its products from defect for one year.

   Customer Service. Another key aspect of the Company's marketing is the customer support services it provides. Senior management and other Company employees are available to answer questions from contractors, end users and engineers regarding installation procedures, maintenance, product applications and other technical areas. The Company offers free training on proper installation of its products, sells a variety of installation tools designed to assist in the installation of its products, and has recently established a toll-free installation hotline.

CUSTOMERS

   The Company's four largest customers are multiple location distributors. During 1996 and 1994, sales to any individual customer did not exceed 10% of the Company's net sales. During 1995, there were two individual customers that represented 15.3% and 11.4%, respectively, of the Company's net sales. Management believes that the loss of any one of these distributors would not have a material adverse effect on the Company. These customers are comprised of chains of individual distributors who make independent purchasing decisions.

BACKLOG AND SEASONALITY

   The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. After a distributor sends a purchase order to the Company, the product is typically shipped within 10 to 15 days. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The short term delivery requirements and the nature of the Company's business preclude any significant backlog. The Company's business is not seasonal.

MANUFACTURING

   Raw Materials and Suppliers. The Company's principal raw materials are carbon steel pipes which it obtains from a number of domestic primary steel pipe producers, conduit fittings, plastics and chemicals for coating, and zinc for galvanizing. Because the Company galvanizes its own pipe, it can purchase pipe directly from a number of steel pipe manufacturers. Wherever practical, vendor purchases are made in large volumes to maximize volume discounts and optimize payment terms. The Company believes that the market is extremely competitive, and that its relationship with suppliers is good.

COMPETITION

   The Company's principal competitors in the PVC-coated conduit business are Robroy Industries, Inc. ("Robroy") and Perma-Cote Industries. Robroy is a diversified business and has greater financial resources than the Company. The Company faces substantial competition in its RSC business from large, established companies such as Allied Tube & Conduit Company, Wheatland Tube Company, the LTV Corporation, and Western Tube, all of which have greater financial and managerial resources than the Company. These competitors also produce IMC and EMT. Companies which produce alternative conduit products include Easco Aluminum, Inc. and VAW of America, Inc. in aluminum conduit; Certain Teed Incorporated and Carlon in plastic conduit; T.J. Cope, B-Line Systems, Inc. and Enduro Fiberglass Systems in cable tray; and AFC Cable Systems and Alflex Corporation in armored cable.

   With respect to PVC-coated conduit, RSC, IMC, and EMT, as well as alternative conduit products, the Company competes based upon product performance, quality, availability of product, speed of delivery, customer support, and price. The Company believes it is competitive with respect to each of these factors and that its principal competitive advantages are product performance, quality, and price.

EMPLOYEES

   As of December 31, 1996, the Company employed 170 persons, including 153 in manufacturing, 4 in marketing and sales, and 13 in administration. All of these were full-time employees. None of the Company's employees is represented by labor unions and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

   The Company leases all of its facilities, including its manufacturing plant. The Company believes that its facilities are adequately maintained, in good operating condition and adequate for the Company's present needs.

   The Company's principal executive office is located in Van Nuys, California, consisting of approximately 3,000 square feet of office space, which the Company leases from a partnership in which the Company's major stockholder is the general partner, at an annual rental of $36,000 per year, expiring on December 31, 1998.

   The Company's 300,000 square foot manufacturing facility is located in Mobile, Alabama, and contains an approximately 100,000 square foot building on the property. The lease contains certain rent escalation clauses and provides the Company with an option to extend the lease through December 31, 2002.

   The Company leases approximately 1,000 square feet of office space in Houston, Texas at an annual rental of approximately $13,000 per year. The lease contains certain escalation clauses and expires August 14, 2000. The facility had been used as the Company's marketing and sales office; however, no personnel are currently occupying the space. At the end of January 1997, the Company implemented a new telecommuting plan for its marketing personnel and is currently working with the landlord to negotiate a subrental or early termination of the lease.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

   The Company's Common Stock commenced trading on the Nasdaq
National Market under the symbol "OCAL" on March 18, 1996. The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated.

                                                      HIGH         LOW
   Year Ended December 31, 1996                     ________     ________
   First Quarter (commencing March 18, 1996).....   $ 6-7/8      $ 6-1/4
   Second Quarter................................     6-7/8        5
   Third Quarter.................................     5-1/2        3-1/16
   Fourth Quarter................................     4            3

   As of February 28, 1997, there were approximately 34 holders of record of Common Stock. Based on the broker searches conducted for the annual meeting of stockholders, the Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in "street name" for the benefit of individual investors.

DIVIDEND POLICY

   The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any such dividends in the foreseeable future. The Company plans to reinvest earnings and other cash resources of the Company in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon earnings, capital requirements, the financial position of the Company, general economic conditions and other pertinent factors. The terms of the Company's bank line of credit restrict the payment of cash dividends. Future credit agreements may contain restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected financial data of the Company and its consolidated subsidiaries, as described in
Note 1 to the Financial Statements appearing elsewhere herein (amounts in thousands except per share data).  The selected statement of operations data for the years ended December 31, 1996, 1995, and 1994 and the selected balance sheet data as of
December 31, 1996 and 1995 have been derived from the audited consolidated financial statements of the Company appearing elsewhere in this Report.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.  The remainder of the selected financial data has been derived from audited financial statements of the Company which are not included herein.
                                                                          FIVE MONTHS
                                                                             ENDED         YEAR ENDED
                                                YEAR ENDED DECEMBER 31,   DECEMBER 31,      JULY 31,
                                                _______________________   ____________     __________
STATEMENT OF OPERATIONS DATA:                    1996      1995      1994    1993<F1>    1993      1992
                                              ________  ________  ________  ________  ________  ________
Net sales                                     $ 25,000  $ 24,885  $ 19,123  $  8,361  $ 17,165  $ 17,494
Gross margin                                     7,859     8,240     6,842     2,906     4,801     4,790
Stockholders' compensation<F2>                     313     2,806     1,605       879     2,108       385
Operating income (loss)                          3,519     1,489     1,700       481      (236)    1,694
Provision (benefit) for income taxes<F3>         1,180        22         8       (11)      208        22
Net income (loss)                                2,356     1,081     1,384       410      (310)    1,249
Net income per share                              0.45      0.33

PRO FORMA STATEMENT OF OPERATIONS DATA<F4>:
Net income                                       2,116     2,158
Net income per share                              0.41      0.66
Weighted average common shares outstanding       5,224     3,250

BALANCE SHEET DATA:                                          DECEMBER 31,                   JULY 31,
                                              ______________________________________  __________________
                                                 1996      1995      1994      1993      1993      1992
                                              ________  ________  ________  ________  ________  ________
Working capital                               $ 13,018  $  3,373  $  2,632  $  1,134  $  1,002  $  1,499
Total assets                                    18,282    14,298    10,379     8,911     8,432     9,811
Total debt                                       3,257     6,179     4,320     4,851     3,796     4,678
Stockholders' equity                            12,715     5,259     4,175     2,791     2,381     2,909

<F1>
Effective August 1, 1993, the Company changed its fiscal year end from July 31 to December 31.

<F2>
Stockholders' compensation consists of salaries and bonuses paid to certain stockholders whose compensation is classified as such in the financial statements.

<F3>
The net income (loss) attributable to Ocal Alabama and Ocal Data, S corporations, does not include a provision (benefit)
for federal income taxes since Ocal Alabama and Ocal Data were not subject to federal income taxes, and reflects provisions for state income taxes based upon income tax rates applicable to S corporations.  The net income (loss)
attributable to Occidental and Ocal Transport, C corporations, includes federal and state income tax provisions based upon corporate income tax rates.

<F4>
Pro forma statement of operations include adjustments (i) to reflect levels of stockholders' compensation for certain stockholders whose compensation is classified as stockholders' compensation in the accompanying consolidated statements of income (based upon the $312,500 of salaries and bonuses paid to those stockholders for the year ending December 31,
1996) and (ii) to provide related income taxes as if all of the Company's income were taxed at C corporation rates based upon pro forma income before income taxes.  Weighted average common shares outstanding for the year ended December 31,
1995 is based upon the assumed issuance of 3,250,000 shares of Common Stock at the beginning of the year.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The following section contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competition, product pricing and gross margin, nominal growth in the industry, dependence on suppliers, and risks due to potential future acquisitions, as well as those set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 declared effective on March 12, 1996 and elsewhere in this Form 10-K.

OVERVIEW

   In March and April of 1996, the Company completed an initial public offering ("IPO") of its stock. Prior to the IPO, the Company's operations were conducted by a number of affiliated companies formed at various times in the past. The most significant of these operating entities elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns and the operating results of these companies reflected no provision for federal taxes. Stockholders' compensation expense for 1995 and 1994 includes amounts to facilitate the payment by these stockholders of their personal income taxes.

   Occidental Coating Company ("Occidental"), a California corporation, was incorporated on December 15, 1965 to manufacture and sell PVC-coated conduit and fittings. On November 30, 1987, OCAL, Incorporated, an Alabama corporation ("Ocal Alabama") was formed in Mobile, Alabama initially as a place for the importation and distribution of conduit manufactured in Costa Rica by an affiliate of Occidental. In 1988, the California and Costa Rica plants were consolidated and relocated to Mobile, Alabama, when the Company determined that the advantages of manufacturing in Costa Rica could not be fully realized. On August 1, 1993, the operations of Occidental and Ocal Alabama were consolidated through the acquisition by Ocal Alabama of substantially all of the assets and liabilities of Occidental at net book value. On August 24, 1995, the Company was incorporated in Delaware under the name Ocal, Inc.

   On March 18, 1996, all of the outstanding capital stock of Ocal Alabama, Occidental, Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by the respective stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). As part of this Reorganization, Ocal Alabama declared a $4,600,000 distribution to its former stockholders, which represented estimated undistributed S corporation retained earnings, and the total amount of the distribution was finalized as $4,900,000 upon completion of the final tax return for Ocal Alabama. There was a cash distribution of $1,600,000 paid in March of 1996 in part to enable the former stockholders to satisfy their tax liabilities, and the remainder of the distribution was reflected in the form of notes and other payables.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Net Sales. The Company's net sales for 1996 were $25,000,000, which represented an increase of $115,000 (0.5%) compared to sales of the prior year. Although unit volumes in 1996 increased compared to 1995, there was an offsetting decline in selling prices due to competitive product pricing. The Company lost an account which represented approximately 4% of 1995 sales during 1996, and replaced the lost sales by obtaining new customers with aggressive product pricing.

   Gross margin.   The Company's gross margin for 1996 was
$7,859,000, which represented a decrease of $381,000 (4.6%) compared to gross margin of the prior year. The Company's gross margin as a percentage of sales decreased to 31.4% in 1996 from 33.1% in 1995 due to continued competitive pricing pressures on the Company's net sales, as well as increased costs of raw materials.

   Selling, general and administrative ("SG&A"). SG&A expenses for 1996 were $4,027,000, which represented an increase of $82,000 (2.1%) compared to SG&A expenses of the prior year. The increase was due to certain expenses associated with being a public company, such as public relations costs and directors and officers liability insurance, as well as increased expenses of the in-house marketing group. Overall SG&A expenses as a percentage of net sales increased to 16.1% in 1996 from 15.9% in the prior year.

   Stockholders' compensation. Stockholders' compensation expenses for 1996 were $313,000, which represented a decrease of $2,493,000 (88.8%) compared to expenses of the prior year. The decrease was due to a reduction in salaries and bonuses paid to those stockholders in 1996.

   Interest income (expense), net. Interest income (net) for 1996 was $17,000, compared to interest expense of $386,000 for the prior year. The interest income for 1996 was generated by investments of excess cash generated after the Company's initial public offering, at which time the Company liquidated the unpaid balance on the bank revolving credit line.

   Income tax expense. Income tax expense for 1996 was $1,180,000, compared to $22,000 for the prior year. Prior to the Company's Reorganization and IPO, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code, and accordingly, no provision was made for federal income taxes for these operations. Subsequent to that date, the Company and all of its subsidiaries became
C corporations subject to state and federal income taxes at statutory rates. The Company's effective tax rate for 1996 was 33.4%, and is expected to be approximately 40% in 1997, as 1997 will reflect a full year of taxation at C corporation rates.

   Net income. Net income for 1996 was $2,356,000, which represented an increase of $1,275,000 (117.9%) compared to the prior year. The increase was due primarily to reduced stockholders' compensation expense, partially offset by an increased provision for income taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   Net sales. The Company's net sales for 1995 were $24,885,000, which represented an increase of $5,762,000 (30.1%) compared to the prior year. Management believes the increase in net sales is due to greater penetration of its products in its traditional markets, achieved principally as a result of the activities of the Company's in-house marketing group.

   Gross margin. The Company's gross margin for 1995 was $8,240,000, which represented an increase of $1,398,000 (20.4%) compared to the prior year. The Company's gross margin as a percentage of sales decreased to 33.1% in 1995 from 35.8% in 1994 due to competitive pricing pressures on the Company's net sales.

   Selling, general and administrative ("SG&A"). SG&A expenses for 1995 were $3,945,000, which represented an increase of $408,000 (11.5%) compared to the prior year. The increase was due principally to increased sales commissions related to higher sales volume. Overall SG&A expenses as a percentage of net sales decreased to 15.9% in 1995 from 18.5% in the prior year as the Company was able to increase its net sales without incurring proportionately increased SG&A expenses, including marketing costs, other than sales commissions.

   Stockholders' compensation.   Stockholders' compensation
expenses for 1995 were $2,806,000, which represented an increase of $1,201,000 (74.8%) compared to the prior year. The increase was due to higher bonuses. As an S corporation, Ocal Alabama paid bonuses to its stockholders each year primarily to provide stockholders with funds to pay their income taxes on the Company's income.

   Interest expense. Interest expense for 1995 was $386,000, which represented an increase of $78,000 (25.3%) compared to the prior year. The increase was due to increased levels of borrowing.

   Net income. Net income for 1995 was $1,081,000, which represented a decrease of $303,000 (21.9%) compared to the prior year. The decrease was due principally to increased stockholders' compensation.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, working capital needed to finance the Company's growth has been provided by cash flows from operations, bank debt, and long- and short-term notes from related parties and a supplier. In March and April of 1996, the Company completed an initial public offering of 2,530,000 shares of its common stock. The net proceeds of the IPO, after deduction of underwriters' discounts, commissions, and expenses, were $10,000,000. A portion of the expenses, $490,000, was paid in 1995. The proceeds of the offering were used principally to pay off the $3,948,000 balance remaining on the Company's revolving bank line of credit and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to prior S corporation stockholders. The balance of the proceeds were added to the Company's working capital. As of December 31, 1996, the Company had working capital of $13,018,000, an increase of $9,645,000 over the balance as of December 31, 1995.

   Through its subsidiaries Ocal Alabama and Occidental (jointly and severally, the "Borrower"), the Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Borrower's accounts receivable and inventories). The related agreement requires the maintenance of certain financial ratios and tangible net worth amounts and provides for various restrictions, including limitations on capital expenditures, additional indebtedness, salaries of certain officers of the Company, and payment of dividends by the Company. The bank has the right to demand the repayment of the note, thereby terminating the line of credit, with 180 days' prior written notice. Interest is payable at the bank's prime interest rate plus .75% (9.0% at December 31, 1996). There were no borrowings outstanding at December 31, 1996. In the future, however, the Company intends to borrow against this or a subsequent line of credit. The amount of unused credit available at December 31, 1996, based upon the Company's collateral, was $3,978,000.

   As part of the Reorganization which occurred immediately prior to the IPO, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all its undistributed S corporation retained earnings as of that date. On March 25, 1996, $1,600,000 of the distribution was paid in cash to the former stockholders in part to enable them to satisfy their tax liabilities associated with the S corporation earnings. Notes payable bearing interest at the rate of 6.5% per annum were established for the $3,000,000 unpaid portion of the distribution, with $1,500,000 due on September 18, 1997 and $1,500,000 due on March 18, 1999. The distribution amount was finalized as $4,900,000 after Ocal Alabama's final income tax return was completed. The additional $300,000, classified as a distribution payable at December 31, 1996, was paid to the former stockholders in February 1997.

   The Company believes that cash provided by operating activities, existing cash and cash equivalents, and available credit will be sufficient to fund the Company's future operating and capital cash needs for at least the next 12 to 18 months. The Company intends to pursue a strategy of growth by selective acquisitions that complement the Company's strengths in low-cost, high-quality manufacturing and knowledge of the electrical conduit industry. Such acquisitions may necessitate the issuance of additional debt or equity securities of the Company. The Company intends to pursue this strategy with careful regard for profitability, the need for liquidity, and the potential dilutive effect of any additional issuance of equity securities. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not affect the Company's net income or liquidity.

   The Company generated net cash of $2,296,000 and $483,000 from operating activities in 1996 and 1995, respectively. The primary sources of operating cash in 1996 were the Company's net income and reductions in accounts receivable and inventories, which were offset by increases in accounts payable and accrued expenses. During 1995, the primary sources of operating cash were the Company's net income and increases in accounts payable and commissions payable, which were largely offset by increased levels of accounts receivable and inventories.

   Net cash provided by investing activities was $1,108,000 in 1996, compared to net cash used by investing activities of $1,804,000 in 1995. During 1995, the major stockholder of the Company borrowed $1,645,000 from the Company in order to purchase a $2,000,000 certificate of deposit which was used as a personal guarantee to secure the Company's revolving bank line of credit. During March of 1996, in conjunction with the Reorganization, the major stockholder repaid the loan to the Company. Capital expenditures during 1996 were $389,000, compared to $159,000 in 1995, with the increase relating primarily to purchases of injection molding equipment.

   In 1996, the Company generated $3,088,000 of cash from financing activities, consisting of $10,490,000 of proceeds from the issuance and sale of common stock in the Company's IPO, offset in part by repayment of bank debt of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation retained earnings to prior S corporation stockholders. In 1995, the Company generated $1,369,000 of cash from financing activities, consisting of additional bank borrowings of $4,959,000, offset in part by repayments of notes payable to suppliers and related parties totaling $3,100,000 and IPO-related costs of $490,000.

   The Company's principal commitments at December 31, 1996 consisted of obligations under operating leases for facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Ocal, Inc.

   We have audited the accompanying consolidated balance sheets of Ocal, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocal, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG LLP


January 20, 1997
Los Angeles, California

                                   OCAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                              For the Years Ended December 31,
                                              ________________________________
                                                1996        1995        1994
                                                ____        ____        ____

Net sales                                     $ 25,000    $ 24,885    $ 19,123
Cost of goods sold                              17,141      16,645      12,281
                                              ________    ________    ________
Gross margin                                     7,859       8,240       6,842
Operating expenses:
   Selling, general and administrative           4,027       3,945       3,537
   Stockholders' compensation                      313       2,806       1,605
                                              ________    ________    ________
Operating income                                 3,519       1,489       1,700
Interest income (expense), net                      17        (386)       (308)
                                              ________    ________    ________
Income before income taxes                       3,536       1,103       1,392
Provision for income taxes                       1,180          22           8
                                              ________    ________    ________
Net income                                    $  2,356    $  1,081    $  1,384

Average common and common
   equivalent shares outstanding                 5,224       3,250       3,250

Net income per share                          $   0.45    $   0.33    $   0.43

The accompanying notes are an integral part of these statements.

                                                  OCAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)

                                                                                December 31,    December 31,
                                                                                     1996            1995
                                                                                ____________    ____________
                                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $      6,619    $        127
   Accounts receivable, net of allowance for doubtful
      accounts of $122 in 1996 and $109 in 1995                                        2,580           3,090
   Notes receivable - stockholder and related parties                                      -           1,765
   Inventories                                                                         6,947           7,248
   Prepaid expenses and other current assets                                             171             182
   Deferred income taxes                                                                 293               -
                                                                                ____________    ____________
      Total current assets                                                            16,610          12,412

Property and equipment at cost less accumulated
   depreciation and amortization                                                       1,524           1,396

Other assets
   Deferred offering costs                                                                 -             490
   Other noncurrent assets                                                               148               -
                                                                                ____________    ____________
      Total other assets                                                                 148             490
                                                                                ____________    ____________
TOTAL ASSETS                                                                    $     18,282    $     14,298

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $      1,167    $      2,075
   Commissions payable                                                                   452             476
   Accrued expenses                                                                      136             298
   Income taxes payable                                                                   37              11
   Notes payable - bank                                                                    -           5,802
   Distribution payable - stockholders                                                   300               -
   Current maturities of notes payable - stockholders                                  1,500             377
                                                                                ____________    ____________
      Total current liabilities                                                        3,592           9,039

Other liabilities
Long-term notes payable - stockholders                                                 1,757               -
Deferred income taxes                                                                    218               -
                                                                                ____________    ____________
      Total other liabilities                                                          1,975               -

Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      no shares issued                                                                     -               -
   Common stock, $.001 par value, 15,000,000 shares authorized, issued and outstanding:  5,780,000 shares at 1996 and
      3,250,000 shares at 1995                                                             6               3
   Additional paid-in capital                                                         10,708             711
   Retained earnings                                                                   2,001           4,545
                                                                                ____________    ____________
      Total stockholders' equity                                                      12,715           5,259
                                                                                ____________    ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     18,282    $     14,298

The accompanying notes are an integral part of these statements.

                                                         OCAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                     For the Years Ended December 31,
                                                                               ____________________________________________
                                                                                   1996            1995             1994
                                                                               ____________    ____________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $      2,356    $      1,081    $      1,384
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                                     261             306             241
      Deferred income taxes                                                             (75)              -               -
      Changes in assets and liabilities:
         Accounts receivable, net                                                       510            (963)            (85)
         Inventories                                                                    301            (851)         (1,422)
         Prepaid expenses and other                                                      11             (65)            (10)
         Accounts payable                                                              (908)            611
         Commissions payable                                                            (24)            138              41
         Accrued expenses                                                              (162)             18             (60)
         Income taxes payable                                                            26              11               -
                                                                               ____________    ____________    ____________
Net cash provided by operating activities                                             2,296             483             700

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                 (389)           (159)           (128)
   Repayment by (loan to) stockholder and related parties                             1,645          (1,645)              -
   Other items, net                                                                    (148)              -               -
                                                                               ____________    ____________    ____________
Net cash provided by (used in) investing activities                                   1,108          (1,804)           (128)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from (repayment of) notes payable - bank                               (5,802)          4,959          (1,163)
   Repayment of notes payable - supplier                                                  -            (700)              -
   Borrowings from (repayment of) notes payable -
      related parties                                                                     -          (2,400)            655
   Net proceeds from (costs of) sale of common stock                                 10,490            (490)              -
   Distribution of S corporation retained earnings
      to prior S corporation stockholders                                            (4,900)              -               -
   Additions to notes and distribution payable - stockholders                         3,300               -               -
                                                                               ____________    ____________    ____________
Net cash provided by (used in) financing activities                                   3,088           1,369            (508)

Net increase in cash and cash equivalents                                             6,492              48              64
Cash and cash equivalents at beginning of year                                          127              79              15
                                                                               ____________    ____________    ____________
Cash and cash equivalents at end of year                                       $      6,619    $        127    $         79

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                 $        242    $        416    $         99
      Income taxes                                                             $      1,229    $         24    $         79

The accompanying notes are an integral part of these statements.

                                                  OCAL, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                                (In thousands)


                                                            Common Stock    Additional
                                                          ________________   Paid-in     Retained
                                                           Shares  Amount    Capital     Earnings      Total
                                                          _______  _______  __________  __________  __________
Balance at December 31, 1993                               3,250    $   3    $    711    $  2,080    $  2,794
Net income                                                                                  1,384       1,384
                                                          _______  _______  __________  __________  __________
Balance at December 31, 1994                               3,250        3         711       3,464       4,178

Net income                                                                                  1,081       1,081
                                                          _______  _______  __________  __________  __________
Balance at December 31, 1995                               3,250        3         711       4,545       5,259

Shares issued in initial public offering                   2,530        3       9,997                  10,000
Distributions of S corporation retained
   earnings to prior S corporation stockholders                                            (4,900)     (4,900)
Net income                                                                                  2,356       2,356
                                                          _______  _______  __________  __________  __________

Balance at December 31, 1996                               5,780    $   6    $ 10,708    $  2,001    $ 12,715

The accompanying notes are an integral part of these statements.

                          OCAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A) Basis of Presentation: Concurrent with the closing of the Company's initial public offering of common stock on March 18, 1996 (Note 3), all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The
Company's Chairman, CEO and President was the sole or majority stockholder of each of the contributed companies and is the 53.0% stockholder of the Company as of December 31, 1996.

   The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis. The stockholders' equity section of the consolidated financial statements for prior periods has been retroactively restated from that reported in the Registration Statement and Prospectus related to the Company's initial public offering to reflect the Company's capital structure and the Reorganization with the common stock of these entities classified as paid-in capital.

   All significant intercompany accounts and transactions have been eliminated in consolidation.

   (B) Description of Business: The Company manufactures PVC-coated rigid steel conduit, elbows and fittings which are sold principally in the United States to distributors who resell the products for ultimate use principally in new construction or as replacement parts. Ocal Data provides data processing services to Ocal Alabama and unrelated parties. Ocal Transport and Occidental have had no operations.

   (C) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (D) Cash and Cash Equivalents: At December 31, 1996, cash equivalents include highly liquid investments of approximately $6,200,000 invested primarily in tax-exempt municipal securities and high-grade commercial paper. These investments are stated at cost which approximates fair value. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   (E) Inventories:  Inventories are stated at the lower of cost
(first-in, first-out method) or market. Inventories are as follows:

                                       December 31,
                                       ____________
                                     1996        1995
                                   _______     _______
         Raw materials             $ 3,038     $ 3,372
         Finished goods              3,909       3,876
                                   _______     _______
                                     6,947       7,248

   (F) Property, Plant and Equipment: Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Galvanizer                                         20 years
Other manufacturing equipment and molds             7 years
Office equipment                                  5-7 years
Vehicles                                            3 years
Leasehold improvements              Remaining life of lease

   (G) Revenue Recognition: The Company recognizes revenue from product sales to customers upon shipment. The Company warrants its products against defects for one year and has policies permitting customers to return products under certain circumstances. In addition, certain of the Company's distributors and agents are entitled to rebates upon attaining specified sales levels. Provision is made currently for the estimated amount of product returns and rebates that may occur under these programs.

   (H) Income Taxes: Prior to the Reorganization, Ocal Alabama had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Under those provisions, Ocal Alabama did not pay federal or state corporate income taxes on its taxable income. Instead, the stockholders were liable for federal and state income taxes on Ocal Alabama's taxable income. The State of California adopted the provisions of the S corporation election but charged a franchise tax at the corporate level. In connection with its initial public offering, Ocal Alabama's Subchapter S election was terminated, and accordingly, the Company is now subject to federal and state income taxes. For information purposes, the pro forma financial information (see Note 2) includes pro forma amounts for the income taxes that would have been recorded if the Company had historically been a C corporation.

   (I) Fair Value of Financial Instruments: The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, notes receivable - stockholder and related parties, notes payable - bank, and notes payable - related parties, approximate their fair values.

   (J) Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the periods, after giving effect to dilutive stock options and warrants, if any.

   (K) Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

   (L) New Accounting Standard: In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25
(APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. The Company grants stock options for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant and accordingly, recognizes no compensation expense for the stock option grants. See Note 7.

2.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

   The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus related to the Company's initial public offering. The pro forma financial information includes adjustments (i) to reflect levels of stockholders' compensation for certain stockholders whose compensation is classified as stockholders' compensation in the accompanying consolidated statements of income (based on the $312,500 of salaries and bonuses paid to those stockholders for the year ending December 31, 1996) and (ii) to provide related income taxes as if all of the Company's income were taxed at C corporation rates based upon pro forma income before income taxes. Reconciliations between historical and pro forma results of operations follow (in thousands except per share amounts):

                                             For the Years Ended December 31,
                                             ________________________________
                                                      1996         1995
                                                    _______      _______
Income before income taxes                          $ 3,536      $ 1,103
Pro forma adjustments (described above)
(i) Stockholders' compensation                            -        2,493
                                                    _______      _______
Pro forma income before income taxes                  3,536        3,596
(ii) Tax provision                                   (1,420)      (1,438)
                                                    _______      _______
Pro forma net income                                $ 2,116      $ 2,158
Pro forma net income per share                      $  0.41      $  0.66
Weighted average shares outstanding                   5,224        3,250

3.  INITIAL PUBLIC OFFERING

   On March 18, 1996, the Company completed the initial public offering of 2,200,000 shares of its common stock at a price of $5.00 per share. On April 25, 1996, the underwriters exercised their overallotment option by purchasing an additional 330,000 shares of the Company's common stock at a price of $5.00 per share. After underwriters' discounts, commissions and expenses, the net proceeds of the offering and overallotment exercise to the Company were $10,000,000. Expenses of the offering charged to paid-in capital aggregated $1,390,000, which included $490,000, principally attorneys and accountants fees, which were paid in 1995 and reflected as deferred offering costs at December 31, 1995.

4.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                          December 31,
                                                          ____________
                                                        1996        1995
                                                      _______     _______
Machinery and equipment                               $ 1,556     $ 1,425
Office equipment                                          365         264
Leasehold improvements                                    311         311
Molds                                                     429         346
Vehicles                                                  148         123
                                                      _______     _______
                                                        2,809       2,469
Less accumulated depreciation and amortization         (1,285)     (1,073)
                                                      _______     _______
Property and equipment - net                          $ 1,524     $ 1,396

5. REVOLVING BANK LINE OF CREDIT

   Ocal Alabama and Occidental (jointly and severally, the "Borrower") have a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Borrower's accounts receivable and inventories). The related agreement requires the maintenance of certain financial ratios and tangible net worth amounts and provides for various restrictions, including limitations on capital expenditures, additional indebtedness, salaries of certain officers of the Company, and payment of dividends by the Company. The bank has the right to demand the repayment of the note, thereby terminating the line of credit, with 180 days' prior written notice. Interest is payable at the bank's prime interest rate plus .75% (9.0% at December 31, 1996). At December 31, 1995, there were $5,802,000 of borrowings outstanding at an interest rate of 9.25%. There were no borrowings outstanding at December 31, 1996. The amount of unused credit available at December 31, 1996, based upon the Company's collateral, was $3,978,000.

6.  TRANSACTIONS WITH RELATED PARTIES

   Notes receivable
   Notes receivable - stockholder and related parties consist of the following:

                                                                        December 31,
                                                                        ____________
                                                                      1996        1995
                                                                    _______     _______
6.5% unsecured note receivable from the major stockholder
  of the Company, receivable on demand                              $     -     $ 1,645
6.5% unsecured note receivable from a partnership in which
  the major stockholder of the Company is a partner,
  receivable on demand                                                    -         120
                                                                    _______     _______
                                                                    $     -     $ 1,765

   Notes payable
   Notes payable - stockholders consist of the following:

                                                                        December 31,
                                                                        ____________
                                                                      1996        1995
                                                                    _______     _______
6.5% unsecured note payable to the major stockholder
  of the Company, payable on demand                                 $     -     $   377
6.5% unsecured note payable to the major stockholder
  of the Company, due on March 18, 1999                                 257           -
6.5% unsecured notes payable due to former stockholders
   of Ocal Alabama -  see (ii) below                                  3,000           -
                                                                    _______     _______
Total                                                               $ 3,257     $   377
Less: portion due within one year                                     1,500         377
                                                                    _______     _______
Long-term portion                                                   $ 1,757     $     -

   As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all of its undistributed
S corporation retained earnings as of that date. The distribution was paid as follows:

     (i)   $1,600,000 was paid in cash on March 25, 1996;  and
     (ii) $3,000,000 in notes payable were issued to the stockholders of Ocal Alabama. These notes bear interest at the rate of 6.5% per annum and are payable $1,500,000 on September 18, 1997 and $1,500,000 on March 18, 1999.

The amount of undistributed S corporation retained earnings as of March 18, 1996 was finalized as $4,900,000 after Ocal Alabama's income tax return for the period from January 1, 1996 through March 18, 1996 was completed. The additional $300,000 of distribution payable to stockholders is reflected in current liabilities at December 31, 1996.

Other

The Company's corporate office is leased from a partnership in which the Company's major stockholder is the general partner, and the lease expires on December 31, 1998.

Summary

Amounts of these related party transactions charged to expense are as follows:

                                                          December 31,
                                                          ____________
                                                        1996        1995
                                                      _______     _______
Rent expense                                          $    36     $    66
Interest expense                                      $   170     $    88

7.  CAPITAL STOCK

Preferred Stock

   The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, in series, to fix dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, and to increase or decrease the number of shares in any series. No preferred stock is currently outstanding, and the Company has no present plans for the issuance of any preferred stock. Specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current stockholders.

Stock Options

   In August 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Ocal, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options to employees and the award of non-qualified stock options to employees, independent contractors, directors and consultants. The Company has reserved 400,000 shares of Common Stock under the Plan. Options to purchase Common Stock are generally conditioned upon continued employment or service to the Company, expire from five to ten years after the grant date, and become exercisable commencing with the first anniversary date of the grant. Stock options under the Plan are granted at prices not less than the fair market value on the date of the grant.

   There were no options outstanding prior to the Company's initial public offering on March 18, 1996. Activity during the year was as follows:

                                           Options
                                         Outstanding
                                        (in thousands)         Price Range
                                        ______________        ______________
Balance, December 31, 1995                      -                          -
Options granted                               108             $3.91 to $5.94
Options canceled or expired                    (3)                     $5.00
                                              ___
Balance, December 31, 1996                    105             $3.91 to $5.94

   At December 31, 1996, options for 10,000 shares were exercisable.

   The Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, does not recognize compensation cost. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and net income per share for 1996 would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                        As Reported              Pro Forma
                                        ___________              _________
1996 net income                          $  2,356                 $  2,310
1996 net income per share                $   0.45                 $   0.44

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                            0.00%
Expected stock price volatility                    46.4%
Risk-free interest rate                            6.70%
Expected life of options                         5 years
Vesting assumption                        33.3% per year

   The weighted average fair value of options granted during 1996 is $2.50 per share.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

   Pro forma net income and net income per share are the same as reported amounts prior to 1996, as no stock options were granted until the initial public offering on March 18, 1996. Accordingly, the pro forma effect on net income of applying SFAS 123 for 1996 is not indicative of the effect for future years, because it does not reflect a full year of expense.

Warrants

   At December 31, 1996, warrants to purchase up to 220,000 shares of Common Stock were outstanding. These warrants are exercisable for a period of four years commencing March 18, 1997 at an exercise price of $6.50 per share.

8.  INCOME TAXES

   Through March 18, 1996, the date of the Reorganization and the Company's initial public offering, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns. Accordingly, no provision for federal income taxes was required or provided for the operations of Ocal Alabama and Ocal Data through March 18, 1996. The State of California adopted the provisions of the S corporation election but charged a franchise tax at the corporate level.

As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statement of income for the period from March 18, 1996 through December 31, 1996.

   The provision for income taxes consists of the following:

                                  Years ended December 31,
                                  ________________________
                                 1996       1995       1994
                               _______    _______    _______
   Current provision -
       Federal                 $   960    $     -    $     -
       State                       305         22          8
                               _______    _______    _______
                                 1,265         22          8
   Deferred provision -
       Federal                     (90)         -          -
       State                         5          -          -
                               _______    _______    _______
                                   (85)         -          -
                               _______    _______    _______
  Provision for taxes            1,180         22          8

   The following table reconciles the Company's provision for income taxes to the statutory federal income tax rate of 34% for the year ended December 31, 1996:

   Federal income tax provision at statutory rate based upon the
     Company's taxable income subsequent to March 18, 1996             $   964
   State income taxes, net of federal benefit, based upon the
     Company's taxable income subsequent to March 18, 1996                 180
   Other, net                                                               36
                                                                       _______
                                                                       $ 1,180

   Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 are as follows:

   Receivables valuation                                               $   126
   Inventory valuation                                                      51
   State franchise taxes                                                   105
   Other                                                                    11
                                                                       _______
   Total deferred tax assets                                               293
   Deferred tax liability - depreciation                                   218

9.  STOCKHOLDERS' COMPENSATION

   Stockholders' compensation in 1995 and 1994 includes amounts to facilitate the payment by certain former stockholders of Ocal
Alabama of their personal income taxes which include the taxable income of Ocal Alabama for those years as a result of its election of S corporation status.

10.  LEASE COMMITMENTS

   The Company leases its manufacturing facilities under an agreement expiring on December 31, 2001. The lease for the manufacturing facilities contains certain rent escalation clauses and provides the Company with an option to extend the lease through December 31, 2002. The Company's major stockholder has personally guaranteed the lease obligation for the manufacturing facilities. The Company's corporate office is leased from a partnership in which the Company's major stockholder is the general partner (see Note 6), and the expiration date is December 31, 1998. The Company also leases autos under various agreements expiring in 1998. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows (amounts in thousands):

     Years ended December 31,
     ________________________
               1997                           $    225
               1998                                212
               1999                                162
               2000                                158
               2001                                148
               Thereafter                            -
                                              ________
               Total                          $    905

    Rent expense was as follows (amounts in thousands):

     Years ended December 31,
     ________________________
               1996                           $    196
               1995                                167
               1994                                221

   Included in rent expense are amounts paid to a partnership for rental of the Company's corporate office in the amounts indicated in Note 6.

11.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality institutions.

   The primary users of the Company's products are electrical contractors and large industrial companies which obtain such products through a group of approximately 600 distributors and resellers who purchase the products directly from the Company. Credit is extended to these distributors and resellers based upon an evaluation of the customer's financial condition, and collateral is generally not required. Management does not believe significant credit risk exists at December 31, 1996.

   The Company's four largest customers are multiple location distributors. During 1996 and 1994, sales to any individual customer did not exceed 10% of the Company's net sales. During 1995, there were two individual customers that represented 15.3% and 11.4%, respectively, of the Company's net sales. Management believes that the loss of any of these distributors would not have a material adverse effect on the Company. These customers are comprised of chains of individual distributors who make independent purchasing decisions.

12.  COMMITMENTS AND CONTINGENCIES

   The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's business or financial condition.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 1996 and 1995 follow (in thousands of dollars except for per share amounts):

                                     First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter      Year
                                    _______    _______    _______    _______      ____
1996
Net sales                           $ 5,721    $ 6,011    $ 7,193    $ 6,075    $ 25,000
Gross profit                          1,821      1,891      2,172      1,975       7,859
Net income                              639        540        612        565       2,356
Pro forma net income                    499        540        612        465       2,116
Net income per share                    .18        .09        .11        .10         .45
Pro forma net income per share          .14        .09        .11        .08         .41
1995
Net sales                           $ 6,025    $  6,784   $ 5,987    $ 6,089    $ 24,885
Gross profit                          2,051       2,367     1,939      1,883       8,240
Net income (loss)                       575         777       787     (1,058)      1,081
Pro forma net income                    601         706       485        366       2,158
Net income (loss) per share             .18         .24       .24       (.33)        .33
Pro forma net income per share          .18         .22       .15        .11         .66

   The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus related to the Company's initial public offering. The pro forma financial information includes adjustments (i) to reflect levels of stockholders' compensation for certain stockholders whose compensation is classified as stockholders' compensation in the accompanying consolidated statements of income (based on the $312,500 of salaries and bonuses paid to those stockholders for the year ending December 31, 1996) and (ii) to provide related income taxes as if all of the Company's income were taxed at C corporation rates based upon pro forma income before income taxes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

         Not applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Items 10, 11, 12, and 13 is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          The following documents are filed as part of this report:

                                                                        PAGE
                                                                     REFERENCE
                                                                     FORM 10-K
                                                                     _________
(a-1) FINANCIAL STATEMENTS:
Report of Independent Auditors                                           12
Consolidated Statements of Income for the three years ended
  December 31, 1996                                                      13
Consolidated Balance Sheets as of December 31, 1996 and 1995             14
Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996                                                      15
Consolidated Statements of Stockholders' Equity for the three
  years ended December 31, 1996                                          16
Notes to Consolidated Financial Statements                               17

(a-2) FINANCIAL STATEMENT SCHEDULES:
    All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated
Financial Statements or the Notes to Consolidated Financial
Statements.

(a-3)  EXHIBITS:

    27.    Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

    During the fourth quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OCAL, INC.

                                       By:  /s/ Lida R. Frankel
                                            ___________________
                                            Lida R. Frankel
                                            Chief Financial Officer

                                     Date:  March 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date
      _______________                  _________                __________

                                 Director and Principal
      /s/ Ilan Bender              Executive Officer          March 21, 1997
  _______________________
       (Ilan Bender)

     /s/ Ronald Costa                  Director               March 21, 1997
  _______________________
       (Ronald Costa)

   /s/ Carlos R. Espinosa              Director               March 21, 1997
  _______________________
    (Carlos R. Espinosa)

   /s/ Carlos V. Espinosa              Director               March 21, 1997
  _______________________
    (Carlos V. Espinosa)

   /s/ William T. Gross                Director               March 21, 1997
  _______________________
     (William T. Gross)

   /s/ Michael R. Peevey               Director               March 21, 1997
  _______________________
    (Michael R. Peevey)