Form 10-Q
period 1997-03-31
OCAL INC
filed 1997-05-15
CIK 1000189

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


The number of outstanding shares of the Registrant's Common
Stock, par value $.001 per share, was 5,780,000 at April 30, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   OCAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                       _______________________
                                                          1997         1996
                                                          ____         ____
Net sales                                              $    5,527   $    5,721
Cost of goods sold                                          3,953        3,900
                                                       __________   __________
Gross margin                                                1,574        1,821
Selling, general and administrative expense                 1,109          893
                                                       __________   __________
Operating income                                              465          928
Interest expense                                               53           97
Interest income                                               (64)          (9)
                                                       __________   __________
Income before income taxes                                    476          840
Provision for income taxes                                    190          200
                                                       __________   __________

Net income                                             $      286   $      640

Pro forma net income                                                $      499

Average common and common equivalent
  shares outstanding                                        5,780        3,564

Net income per share                                   $     0.05   $     0.18

Pro forma net income per share                                      $     0.14

See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                        March 31,  December 31,
                                                          1997         1996
                                                       __________   __________
                                                      (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                              $    7,263   $    6,619
Accounts receivable, net                                    2,642        2,580
Inventories                                                 7,280        6,947
Prepaid expenses and other current assets                     246          171
Deferred income taxes                                         199          293
                                                       __________   __________
Total current assets                                       17,630       16,610

Property, plant and equipment, at cost                      2,859        2,809
Less accumulated depreciation and amortization              1,346        1,285
                                                       __________   __________
Net property and equipment                                  1,513        1,524

Other assets                                                  123          148
                                                       __________   __________
Total Assets                                           $   19,266   $   18,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                       $    1,865   $    1,167
Accrued expenses                                              805          588
Income taxes payable                                           78           37
Distributions payable - stockholders                            -          300
Current portion of notes payable - stockholders             1,500        1,500
                                                       __________   __________
Total current liabilities                                   4,248        3,592

Other Liabilities
Long-term notes payable - stockholders                      1,757        1,757
Deferred income taxes                                         260          218
                                                       __________   __________
Total other liabilities                                     2,017        1,975

Stockholders' Equity
Capital Stock
  Preferred stock                                               -            -
  Common stock                                                  6            6
Additional paid-in capital                                 10,708       10,708
Retained earnings                                           2,287        2,001
                                                       __________   __________
Total stockholders' equity                                 13,001       12,715
                                                       __________   __________
Total Liabilities and Stockholders' Equity             $   19,266   $   18,282

See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (in thousands)
                                  (Unaudited)

                                                          1997         1996
                                                       __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $      286   $      640
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                              80           73
    Deferred income taxes                                     136          100
    Changes in assets and liabilities:
      Accounts receivable, net                                (62)          70
      Inventories                                            (333)       1,135
      Prepaid expenses and other assets                       (50)        (154)
      Accounts payable                                        698          (41)
      Accrued expenses                                        217         (173)
      Income taxes payable                                     41          192
                                                       __________   __________
Net cash provided by operating activities                   1,013        1,842

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (69)         (35)
  Repayment of loan to stockholder                              -        1,645
                                                       __________   __________
Net cash provided by (used in) investing activities           (69)       1,610

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - bank                             -       (5,802)
  Net proceeds from sale of common stock                        -        9,005
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                      (300)      (4,600)
  Additions to notes payable - stockholders                     -        3,000
                                                       __________   __________
Net cash provided by (used in) financing activities          (300)       1,603

Net increase in cash and cash equivalents                     644        5,055
Cash and cash equivalents at beginning of period            6,619          127
                                                       __________   __________
Cash and cash equivalents at end of period             $    7,263   $    5,182

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                            $       49   $      223
   Income taxes                                        $       13   $        8

See Notes to Condensed Consolidated Financial Statements

                             OCAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. ("Ocal" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1997.

2.  BASIS OF PRESENTATION

Concurrent with the closing of the Company's initial public offering ("IPO") of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority stockholder of each of the contributed companies and is the 53.0% stockholder of the Company as of March 31, 1997.

The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current period presentation.

3.  PRO FORMA FINANCIAL INFORMATION

The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus dated March 12, 1996 related to the Company's IPO. The pro forma financial information includes an adjustment to provide related income taxes as if all of the Company's income prior to the IPO had been taxed at C corporation rates based upon income before income taxes. A reconciliation between historical and pro forma results of operations for the three months ended March 31, 1996 follows (in thousands except per share amounts):

                                                  PRO FORMA
                                 HISTORICAL      ADJUSTMENT       PRO FORMA
                                 ___________     ___________     ___________
                                 (Unaudited)     (Unaudited)     (Unaudited)

Income before income taxes        $    840                        $    840
Provision for income taxes             200        $    141             341
                                  ________        ________        ________

Net income                        $    640        $   (141)       $    499

Net income per share              $   0.18                        $   0.14


4.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                     March 31,      December 31,
                                       1997             1996
                                   ____________     ____________

         Raw materials              $   3,204        $   3,038
         Finished goods                 4,076            3,909
                                    _________        _________
                                        7,280            6,947

5.  REVOLVING BANK LINE OF CREDIT

At March 31, 1997, there were no borrowings outstanding under the bank line of credit. The bank line provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable at the bank's prime rate plus .75% (9.25% at March 31, 1997).

6.  TRANSACTIONS WITH RELATED PARTIES

As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all of its undistributed S corporation retained earnings as of that date. The estimated distribution was paid in March 1996 in the form of cash and notes payable issued to the stockholders of Ocal Alabama. The amount of undistributed S corporation retained earnings as of March 18, 1996 was finalized as $4,900,000 after Ocal Alabama's income tax return for the period from January 1, 1996 through March 18, 1996 was completed. The additional $300,000 undistributed S corporation retained earnings was paid in cash to the stockholders in February 1997.

7.  INCOME TAXES

Through March 18, 1996, the date of the Reorganization and the IPO, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns. Accordingly, no provision for federal income taxes was required or provided for the operations of Ocal Alabama and Ocal Data through March 18, 1996.

As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statements of income for all periods subsequent to March 18, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competition, changes in product pricing and gross margin, nominal growth in the industry, dependence on suppliers, and risks due to potential future acquisitions, as well as those factors set forth in the Company's 1996 Annual Report on Form 10-K, and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 declared effective on March 12, 1996.

RESULTS OF OPERATIONS

Overview
________

On March 18, 1996, the Company completed an initial public offering ("IPO") of its stock. Concurrent with the closing of the Company's IPO, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by the respective stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization").

As part of this Reorganization, Ocal Alabama declared a $4,600,000 distribution to its former stockholders, which represented estimated undistributed S corporation retained earnings, and the total amount of the distribution was finalized as $4,900,000 upon completion of the final tax return for Ocal Alabama. The estimated distribution was paid in March 1996 in the form of cash of $1,600,000 and notes payable of $3,000,000. The additional $300,000 of undistributed S corporation retained earnings was paid in cash to the stockholders in February of 1997.

Prior to the IPO, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns. Accordingly, no provision for federal taxes was required or provided for the operations of these entities through March 18, 1996.

Three Months Ended March 31, 1997 and 1996
__________________________________________

Net sales. The Company's net sales for the first quarter of 1997 were $5,527,000, which represented a decrease of $194,000 (3.4%) compared to net sales of the same period of the prior year. The net sales decrease is the result of the cyclical purchasing patterns of customer's construction projects and continued pricing pressures, as well as a general slowdown in the industry. During the first quarter of 1996, one of the Company's customers was in the final phase of a construction project. While the customer continues to do business with the Company, their purchases in the first quarter of 1997 were approximately $500,000 lower than in 1996.

Gross margin. The Company's gross margin for the first quarter of 1997 was $1,574,000, which represented a decrease of $247,000 (13.6%) compared to gross margin of the same period of 1996. The Company's gross margin as a percentage of sales decreased to 28.5% of sales in 1997 from 31.8% in 1996 due to continued aggressive pricing by the Company and the absorption of material cost increases which averaged 3% from period to period.

Selling, general and administrative ("SG&A"). SG&A expenses for the first quarter of 1997 were $1,109,000, which represented an increase of $216,000 (24.2%) compared to the same period of the prior year. The increase was due primarily to salaries of employees in marketing and office functions who joined the Company in the second and third quarters of 1996.

Interest expense. Interest expense for the first quarter of 1997 was $53,000, which represented a decrease of $44,000 (45.4%) compared to the prior year. The reduction was due to the absence of bank debt in 1997 as a result of cash generated by the IPO.

Interest income. Interest income for the first quarter of 1997 was $64,000, which represented an increase of $55,000, compared to the same period of the prior year. The increase was due to the higher cash balances which resulted from the Company's IPO.

Income tax expense. The Company's effective income tax rate for the first quarter of 1997 was 39.9%, compared to an effective rate of 23.8% for the first quarter of 1996. As described in the Overview section above, Ocal Alabama and Ocal Data were not subject to state and federal income taxes at statutory rates until after the Reorganization.

Net income. Net income for the first quarter of 1997 was $286,000, which represented a decrease of $354,000 (55.3%) compared to the same period of the prior year. The decrease was due primarily to reduced gross margin and higher selling and administrative expenses, partially offset by higher interest income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

In March and April of 1996, the Company completed its IPO of 2,530,000 shares of its common stock, which resulted in net proceeds, after deduction of underwriters' discounts, commissions, and expenses, of $10,000,000. A portion of the expenses, $490,000, was paid in 1995. The net proceeds of the offering were used principally to pay off the $3,948,000 balance remaining on the Company's note payable to its lending bank and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to its former stockholders. The balance of the proceeds were added to the Company's working capital during the first quarter of 1996.

As described in the Overview section above, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all its undistributed
S corporation retained earnings as of the date of the Reorganization. The distribution amount was finalized as $4,900,000 after Ocal Alabama's final income tax return was completed. On March 25, 1996, $1,600,000 of the distribution was paid in cash to the former stockholders and notes payable bearing interest at the rate of 6.5% per annum were established for the $3,000,000 unpaid portion of the distribution, with $1,500,000 due on September 18, 1997 and $1,500,000 due on March 18, 1999. The additional $300,000 of undistributed S corporation retained earnings, classified as a distribution payable at December 31, 1996, was paid in cash to the former stockholders in February 1997.

At March 31, 1997, the Company's debt totaled $3,257,000, which consisted of $3,000,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major shareholder. The portion of debt due within the next twelve months and therefore classified as current is $1,500,000.

The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Borrower's accounts receivable and inventories). Interest is payable at the bank's prime interest rate plus .75% (9.25% at March 31, 1997). There were no borrowings outstanding under this line at March 31, 1997.

The Company believes that cash provided by operating activities, existing cash and cash equivalents, and available credit will be sufficient to fund future operating and capital cash needs for at least the next 12 to 18 months. The Company intends to pursue a strategy of growth by selective acquisitions that complement the Company's strengths in the electrical conduit industry. Such acquisitions may necessitate the issuance of additional debt or equity securities of the Company. The Company intends to pursue this strategy with careful regard for profitability, the need for liquidity, and the potential dilutive effect of any additional issuance of equity securities. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

Working capital increased to $13,382,000 at March 31, 1997 from $13,018,000 at December 31, 1996, an increase of $364,000 (2.8%).
The increase was due primarily to cash flow from operations.

The Company generated net cash of $1,013,000 and $1,842,000 from operating activities in the first quarters of 1997 and 1996, respectively. The primary sources of operating cash in the first quarter of 1997 were increases in accounts payable and accrued expenses and the Company's net income, partially offset by an increase in inventories. During the first quarter of 1996, the primary sources of operating cash were the Company's net income and a reduction in inventory levels.

Net cash used by investing activities was $69,000 in the first quarter of 1997, compared to net cash provided by investing activities of $1,610,000 in the same quarter of the prior year. During March of 1996, in conjunction with the Reorganization, the Company's major stockholder repaid a loan of $1,645,000 to the Company. The loan was originally made in 1995 in order to allow the primary stockholder to furnish a personally owned certificate of deposit as security on the Company's revolving line of credit. Capital expenditures during the first quarter of 1997 were $69,000, compared to $35,000 for the same period of 1996.

Net cash used by financing activities during the first quarter of 1997 was $300,000, which consisted of the February 1997 payment of the previously undistributed S corporation earnings after the finalization of Ocal Alabama's March 18, 1996 tax return. During the same period in 1996, the Company generated $1,603,000 of net cash from financing activities, consisting of net proceeds from the IPO of $9,005,000 offset in part by repayment of the note to the bank of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation earnings to the former stockholders (net of notes payable issued to the former stockholders).

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 25, 1997. At the Annual Meeting, stockholders voted on the election of Ilan Bender, Ronald Costa, Carlos R. Espinosa, Carlos V. Espinosa, William T. Gross, and Michael R. Peevey as Directors of the Company and ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the year ending December 31, 1997. The votes cast with respect to each of these matters were as follows:

                                                          Votes Against
1.  Election of Directors:                 Votes For       or Withheld
                                        _____________     _____________
      Ilan Bender                           3,852,067             3,200
      Ronald Costa                          3,852,067             3,200
      Carlos R. Espinosa                    3,852,067             3,200
      Carlos V. Espinosa                    3,852,067             3,200
      William T. Gross                      3,852,067             3,200
      Michael R. Peevey                     3,852,067             3,200

2.  Ratification of Appointment of
      Ernst & Young LLP                     3,855,067               200


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1997.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)




Date:  May 14, 1997                     By: /s/Lida R. Frankel
                                            __________________
                                            Lida R. Frankel
                                            Chief Financial Officer