Form 10-K405/A
period 1996-12-31
OCAL INC
filed 1997-07-29
CIK 1000189

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K/A

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

    This Form 10-K/A amends that certain Form 10-K filed by the Registrant on March 24, 1997 in order to correct an error that occurred in the EDGAR transmission with respect to certain items in the Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994 in Item 8, Financial Statements and Supplemental Data.

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

                                                         OCAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                     For the Years Ended December 31,
                                                                               ____________________________________________
                                                                                   1996            1995             1994
                                                                               ____________    ____________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $      2,356    $      1,081    $      1,384
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                                     261             306             241
      Deferred income taxes                                                             (75)              -               -
      Changes in assets and liabilities:
         Accounts receivable, net                                                       510            (963)            (85)
         Inventories                                                                    301            (851)         (1,422)
         Prepaid expenses and other                                                      11             (65)            (10)
         Accounts payable                                                              (908)            808             611
         Commissions payable                                                            (24)            138              41
         Accrued expenses                                                              (162)             18             (60)
         Income taxes payable                                                            26              11               -
                                                                               ____________    ____________    ____________
Net cash provided by operating activities                                             2,296             483             700

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                 (389)           (159)           (128)
   Repayment by (loan to) stockholder and related parties                             1,645          (1,645)              -
   Other items, net                                                                    (148)              -               -
                                                                               ____________    ____________    ____________
Net cash provided by (used in) investing activities                                   1,108          (1,804)           (128)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from (repayment of) notes payable - bank                               (5,802)          4,959          (1,163)
   Repayment of notes payable - supplier                                                  -            (700)              -
   Borrowings from (repayment of) notes payable -
      related parties                                                                     -          (2,400)            655
   Net proceeds from (costs of) sale of common stock                                 10,490            (490)              -
   Distribution of S corporation retained earnings
      to prior S corporation stockholders                                            (4,900)              -               -
   Additions to notes and distribution payable - stockholders                         3,300               -               -
                                                                               ____________    ____________    ____________
Net cash provided by (used in) financing activities                                   3,088           1,369            (508)

Net increase in cash and cash equivalents                                             6,492              48              64
Cash and cash equivalents at beginning of year                                          127              79              15
                                                                               ____________    ____________    ____________
Cash and cash equivalents at end of year                                       $      6,619    $        127    $         79

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                 $        242    $        416    $         99
      Income taxes                                                             $      1,229    $         24    $         79

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

                           SIGNATURE


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

                                     Date:  July 28, 1997