Form 10-Q
period 1997-06-30
OCAL INC
filed 1997-08-14
CIK 1000189

UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


The number of outstanding shares of the Registrant's Common
Stock, par value $.001 per share, was 5,770,000 at August 1, 1997.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               OCAL, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)
                                                        For the Three Months        For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                       ______________________     _____________________

                                                         1997        1996           1997        1996
                                                         ____        ____           ____        ____
Net sales                                              $   6,350   $   6,011      $  11,877   $  11,732
Cost of goods sold                                         4,590       4,120          8,543       8,020
                                                       _________   _________      _________   _________
Gross margin                                               1,760       1,891          3,334       3,712
Selling, general and administrative expenses               1,108       1,021          2,217       1,914
                                                       _________   _________      _________   _________
Operating income                                             652         870          1,117       1,798
Interest expense                                              53          56            106         153
Interest income                                              (63)        (85)          (127)        (94)
                                                       _________   _________      _________   _________
Income before income taxes                                   662         899          1,138       1,739
Provision for income taxes                                   260         360            450         560
                                                       _________   _________      _________   _________
Net income                                             $     402   $     539      $     688   $   1,179

Pro forma net income                                                                          $   1,038

Average common and common equivalent
    shares outstanding                                     5,780       5,733          5,780       4,663

Net income per share                                   $    0.07   $    0.09      $    0.12   $    0.25

Pro forma net income per share                                                                $    0.22

See Notes to Condensed Consolidated Financial Statements

                                    OCAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                      June 30,       December 31,
                                                        1997             1996
                                                    ____________     ____________

                                                     (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                           $      6,315     $      6,619
Accounts receivable, net                                   2,661            2,580
Inventories                                                7,495            6,947
Prepaid expenses and other current assets                    128              171
Prepaid income taxes                                         224                -
Deferred income taxes                                        222              293
                                                    ____________     ____________
Total current assets                                      17,045           16,610

Property, plant and equipment, at cost                     2,991            2,809
Less accumulated depreciation and amortization             1,422            1,285
                                                    ____________     ____________
Net property and equipment                                 1,569            1,524

Other assets                                                  97              148
                                                    ____________     ____________
Total Assets                                        $     18,711     $     18,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $        976     $      1,167
Accrued expenses                                             842              588
Income taxes payable                                           -               37
Distributions payable - stockholders                           -              300
Current portion of notes payable - stockholders            1,500            1,500
                                                    ____________     ____________
Total current liabilities                                  3,318            3,592

Other Liabilities
Long-term notes payable - stockholders                     1,757            1,757
Deferred income taxes                                        266              218
                                                    ____________     ____________
Total other liabilities                                    2,023            1,975

Stockholders' Equity
Capital Stock
    Preferred stock                                            -                -
    Common stock                                               6                6
Additional paid-in capital                                10,675           10,708
Retained earnings                                          2,689            2,001
                                                    ____________     ____________
Total stockholders' equity                                13,370           12,715
                                                    ____________     ____________
Total Liabilities and Stockholders' Equity          $     18,711     $     18,282

See Notes to Condensed Consolidated Financial Statements

                                    OCAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (in thousands)
                                   (Unaudited)

                                                            1997          1996
                                                         _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $     688     $   1,179
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                              155           147
    Deferred income taxes                                      119           100
    Changes in assets and liabilities:
      Accounts receivable, net                                 (81)          352
      Inventories                                             (548)          854
      Prepaid expenses and other                                94          (130)
      Accounts payable                                        (191)         (508)
      Accrued expenses                                         254            73
      Income taxes payable                                    (261)         (106)
                                                         _________     _________
Net cash provided by operating activities                      229         1,961

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (200)          (58)
  Repayment of loan to stockholder                               -         1,645
                                                         _________     _________
Net cash provided by (used in) investing activities           (200)        1,587

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - bank                              -        (5,802)
  Net proceeds from sales (repurchases) of
    common stock                                               (33)       10,490
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                       (300)       (4,600)
  Additions to notes payable - stockholders                      -         3,000
                                                         _________     _________
Net cash provided by (used in) financing activities           (333)        3,088
                                                         _________     _________

Net increase (decrease) in cash and cash equivalents          (304)        6,636
Cash and cash equivalents at beginning of period             6,619           127
                                                         _________     _________
Cash and cash equivalents at end of period               $   6,315     $   6,763

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $      98     $     280
    Income taxes                                         $     589     $     358

See Notes to Condensed Consolidated Financial Statements

                           OCAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. ("Ocal" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1997.

2.  BASIS OF PRESENTATION

Concurrent with the closing of the Company's initial public offering ("IPO") of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority stockholder of each of the contributed companies and is the 53.1% stockholder of the Company as of June 30, 1997.

The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current period presentation.

3.  PRO FORMA FINANCIAL INFORMATION

The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus dated March 12, 1996 related to the Company's IPO. The pro forma financial information includes an adjustment to provide related income taxes as if all of the Company's income prior to the IPO had been taxed at C corporation rates based upon income before income taxes. A reconciliation between historical and pro forma results of operations for the six months ended June 30, 1996 follows (in thousands except per share amounts):

                                                  PRO FORMA
                                 HISTORICAL      ADJUSTMENT       PRO FORMA
                                 ___________     ___________     ___________
                                 (Unaudited)     (Unaudited)     (Unaudited)

Income before income taxes        $  1,739                        $  1,739
Provision for income taxes             560        $    141             701
                                  ________        ________        ________

Net income                        $  1,179        $   (141)       $  1,038

Net income per share              $   0.25                        $   0.22


4.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                     June 30,       December 31,
                                       1997             1996
                                   ____________     ____________

         Raw materials              $   3,245        $   3,038
         Finished goods                 4,250            3,909
                                    _________        _________
                                        7,495            6,947

5.  REVOLVING BANK LINE OF CREDIT

At June 30, 1997, there were no borrowings outstanding under the bank line of credit. The bank line provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable at the bank's prime rate plus .75% (9.25% at June 30, 1997).

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

Three Months Ended June 30, 1997 and 1996
_________________________________________

Net sales. The Company's net sales for the second quarter 1997 of $6,350,000 increased $339,000 (5.6%) over second quarter net sales in the prior year. The modest increase in sales is due to a combination of increased volumes and higher prices. During the latter part of the quarter, the Company implemented a price increase of approximately 2.5%, following actions taken by its competitors.

Gross margin. The Company's gross margin for the second quarter of 1997 was $1,760,000, which represented a decrease of $131,000 (6.9%) compared to gross margin of the same period of 1996. The Company's gross margin as a percentage of sales decreased to 27.7% in 1997 from 31.5% in 1996 due primarily to increased labor costs. The Company implemented salary increases of approximately 20% to factory personnel at the beginning of the second quarter of 1997 in order to remain competitive with wages paid by other local employers and to reduce employee turnover.

Selling, general and administrative ("SG&A"). SG&A expenses for the second quarter of 1997 were $1,108,000, which represented an increase of $87,000 (8.5%) compared to the same period of the prior year. The increase was due to salaries of employees in marketing and office functions who joined the Company in the third quarter of 1996, as well as to expenses associated with the Company's first annual report.

Interest income. Interest income for the second quarter of 1997 was $63,000, which represented a decrease of $22,000 (25.9%), compared to the same period of the prior year. During the fourth quarter of 1996, the Company decided to invest excess cash in federally tax-free instruments. These instruments have a higher net after-tax yield than taxable investments, but have caused a decrease in pre-tax interest income.

Income tax expense. The Company's effective income tax rate for the second quarter of 1997 was 39.3%, compared to 40.0% in the same period of the prior year. The slight decrease in the effective rate is due to the tax-free interest income described above.

Net income. Net income for the second quarter of 1997 was $402,000, which represented a decrease of $137,000 (25.4%) compared to the same period of the prior year. The decrease was due primarily to reduced gross margin and higher selling, general and administrative expenses.

Six Months Ended June 30, 1997 and 1996
_______________________________________

Net sales. The Company's net sales for the six months ended June 30, 1997 of $11,877,000 increased $145,000 (1.2%) compared to the same period of 1996. The nominal increase in net sales is the result of modest increases in volumes and prices compared to the same period of the prior year.

Gross margin. The Company's gross margin for the six months ended June 30, 1997 was $3,334,000, which represented a decrease of $378,000 (10.2%) compared to gross margin of the same period of 1996. The Company's gross margin as a percentage of sales decreased to 28.1% in 1997 from 31.6% in 1996 due primarily to increased labor costs and, to a lesser extent, to certain material cost increases which were not passed on to customers during the first quarter of 1997. The Company implemented salary increases of approximately 20% to factory personnel at the beginning of the second quarter of 1997 in order to remain competitive with wages paid by other local employers and to reduce employee turnover.

Selling, general and administrative ("SG&A"). SG&A expenses for the six months ended June 30, 1997 were $2,217,000, which represented an increase of $303,000 (15.8%) compared to the same period of the prior year. The increase was due primarily to salaries of employees in marketing and office functions who joined the Company in the second and third quarters of 1996, and expenses associated with the Company's first annual report.

Interest expense. Interest expense for the six months ended June 30, 1997 was $106,000, which represented a decrease of $47,000 (30.7%) compared to the same period in the prior year. The reduction was due to the absence of bank debt in 1997 as a result of cash generated by the IPO.

Interest income. Interest income for the six months ended June 30, 1997 was $127,000, which represented an increase of $33,000 (35.1%) compared to the same period of the prior year. The increase was due to higher cash balances which resulted from the Company's IPO.

Income tax expense. The Company's effective income tax rate for the six months ended June 30, 1997 was 39.5%, compared to 32.2% in the same period of the prior year. As described in the Overview section above, Ocal Alabama and Ocal Data were not subject to state and federal income taxes at statutory rates until after the Reorganization.

Net income. Net income for the six months ended June 30, 1997 was $688,000, which represented a decrease of $491,000 (41.6%) compared to the same period of the prior year. The decrease was due primarily to reduced gross margin and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In March and April of 1996, the Company completed its IPO of 2,530,000 shares of its common stock, which resulted in net proceeds, after deduction of underwriters' discounts, commissions, and expenses, of $10,000,000. A portion of the expenses, $490,000, was paid in 1995. The net proceeds of the offering were used principally to pay off the $3,948,000 balance remaining on the Company's note payable to its lending bank and to pay the $1,600,000 cash portion of Ocal Alabama's distribution of its S corporation retained earnings to its former stockholders. The balance of the proceeds were added to the Company's working capital during March and April of 1996.

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

At June 30, 1997, the Company's debt totaled $3,257,000, which consisted of $3,000,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major shareholder. The portion of debt due within the next twelve months and therefore classified as current is $1,500,000.

The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Borrower's accounts receivable and inventories). Interest is payable at the bank's prime interest rate plus .75% (9.25% at June 30, 1997). There were no borrowings outstanding under this line at June 30, 1997.

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

Working capital increased to $13,727,000 at June 30, 1997 from $13,018,000 at December 31, 1996, an increase of $709,000 (5.4%).
The increase was due primarily to an increase in the level of inventory and prepayments of federal and state income taxes.

The Company generated net cash of $229,000 and $1,961,000 from operating activities in the six month periods ended June 30, 1997 and 1996, respectively. The primary sources of operating cash in the six months ended June 30, 1997 were the Company's net income and an increased level of accrued expenses, offset by an increase in the level of inventory and prepayment of income taxes. During the six months ended June 30, 1996, the primary sources of operating cash were the Company's net income and reductions in the levels of inventory and accounts receivable, partially offset by a decrease in accounts payable.

Net cash used by investing activities was $200,000 in the six month period ended June 30, 1997, compared to net cash provided by investing activities of $1,587,000 in the same period of the prior year. The Company's capital expenditures for the six months ended June 30, 1997 were $200,000, compared to $58,000 for the same period of the prior year. During March of 1996, in conjunction with the Reorganization, the Company's major stockholder repaid a loan of $1,645,000 to the Company. The loan was originally made in 1995 in order to allow the primary stockholder to furnish a personally owned certificate of deposit as security on the Company's revolving line of credit.

Net cash used by financing activities during the six months ended June 30, 1997 was $333,000, which consisted of the February 1997 payment of the previously undistributed S corporation earnings after the finalization of Ocal Alabama's March 18, 1996 tax return, and the Company's repurchase of 10,000 shares of its common stock. During the same period in 1996, the Company generated $3,088,000 of net cash from financing activities, consisting of proceeds from the IPO of $10,490,000 offset in part by repayment of the note to the bank of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation earnings to the former stockholders (net of notes payable issued to the former stockholders).

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     June 30, 1997.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)


Date:  August 13, 1997                     By: /s/Lida R. Frankel
                                            __________________
                                            Lida R. Frankel
                                            Chief Financial Officer