Form 10-Q
period 1997-09-30
OCAL INC
filed 1997-11-14
CIK 1000189

                          UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 5,730,000 at November 10, 1997.


PART I.   FINANCIAL INFORMATION
_______________________________

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                               OCAL, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)
                                                        For the Three Months        For the Nine Months
                                                         Ended September 30,        Ended September 30,
                                                       ______________________     _____________________

                                                         1997        1996           1997        1996
                                                         ____        ____           ____        ____
Net sales                                              $   6,457   $   7,193      $  18,334   $  18,925
Cost of goods sold                                         4,665       5,021         13,208      13,041
                                                       _________   _________      _________   _________
Gross margin                                               1,792       2,172          5,126       5,884
Selling, general and administrative expenses               1,082       1,179          3,299       3,093
                                                       _________   _________      _________   _________
Operating income                                             710         993          1,827       2,791
Interest expense                                              49          53            155         206
Interest income                                              (65)        (82)          (192)       (176)
                                                       _________   _________      _________   _________
Income before income taxes                                   726       1,022          1,864       2,761
Provision for income taxes                                   239         410            689         970
                                                       _________   _________      _________   _________
Net income                                             $     487   $     612      $   1,175   $   1,791

Pro forma net income                                                                          $   1,650

Average common and common equivalent
    shares outstanding                                     5,765       5,780          5,775       5,038

Net income per share                                   $    0.08   $    0.11      $    0.20   $    0.36

Pro forma net income per share                                                                $    0.33

See Notes to Condensed Consolidated Financial Statements

                                    OCAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                    September 30,    December 31,
                                                        1997             1996
                                                    ____________     ____________

                                                     (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $      5,485     $      6,619
Accounts receivable, net                                   3,144            2,580
Inventories                                                8,082            6,947
Prepaid expenses and other current assets                    175              171
Prepaid income taxes                                         346                -
Deferred income taxes                                        223              293
                                                    ____________     ____________
Total current assets                                      17,455           16,610

Property, plant and equipment, at cost                     3,236            2,809
Less accumulated depreciation and amortization             1,500            1,285
                                                    ____________     ____________
Net property and equipment                                 1,736            1,524

Other assets                                                  72              148
                                                    ____________     ____________
Total Assets                                        $     19,263     $     18,282

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $      2,478     $      1,167
Accrued expenses                                             918              588
Income taxes payable                                           -               37
Distribution payable - stockholders                           -              300
Current portion of notes payable - stockholders                -            1,500
                                                    ____________     ____________
Total current liabilities                                  3,396            3,592

OTHER LIABILITIES
Long-term notes payable - stockholders                     1,757            1,757
Deferred income taxes                                        281              218
                                                    ____________     ____________
Total other liabilities                                    2,038            1,975

STOCKHOLDERS' EQUITY
Capital Stock
    Preferred stock                                            -                -
    Common stock                                               6                6
Additional paid-in capital                                10,647           10,708
Retained earnings                                          3,176            2,001
                                                    ____________     ____________
Total stockholders' equity                                13,829           12,715
                                                    ____________     ____________
Total Liabilities and Stockholders' Equity          $     19,263     $     18,282

See Notes to Condensed Consolidated Financial Statements

                                    OCAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (in thousands)
                                   (Unaudited)

                                                            1997          1996
                                                         _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $   1,175     $   1,791
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                              235           220
    Deferred income taxes                                      133           100
    Changes in operating assets and liabilities:
      Accounts receivable, net                                (564)         (782)
      Inventories                                           (1,135)          966
      Prepaid expenses and other                                72            (6)
      Accounts payable                                       1,311          (589)
      Accrued expenses                                         330           (61)
      Prepaid income taxes                                    (383)          230
                                                         _________     _________
Net cash provided by operating activities                    1,174         1,869

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (447)         (176)
  Repayment of loan to stockholder                               -         1,645
  Other items, net                                               -           (97)
                                                         _________     _________
Net cash provided by (used in) investing activities           (447)        1,372

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - bank                              -        (5,802)
  Net proceeds from issuance of common stock                     -        10,490
  Purchases of treasury stock                                  (61)            -
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                       (300)       (4,600)
  Additions to (repayment of) notes payable -
    stockholders                                            (1,500)        3,000
                                                         _________     _________
Net cash provided by (used in) financing activities         (1,861)        3,088
                                                         _________     _________

Net increase (decrease) in cash and cash equivalents        (1,134)        6,329
Cash and cash equivalents at beginning of period             6,619           127
                                                         _________     _________
Cash and cash equivalents at end of period               $   5,485     $   6,456

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $     163     $     341
    Income taxes                                         $     908     $     661

See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. ("Ocal" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1997.

2. BASIS OF PRESENTATION

Concurrent with the closing of the Company's initial public offering ("IPO") of common stock on March 18, 1996, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority stockholder of each of the contributed companies and is the 53.2% stockholder of the Company as of September 30, 1997.

The accounts of Ocal Alabama, Occidental, Ocal Data and Ocal Transport are included in the accompanying consolidated financial statements of the Company on their historical basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current period presentation.

3. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus dated March 12, 1996 related to the Company's IPO. The pro forma financial information includes an adjustment to provide related income taxes as if all of the Company's income prior to the IPO had been taxed at C corporation rates based upon income before income taxes. A reconciliation between historical and pro forma results of operations for the nine months ended September 30, 1996 follows (in thousands except per share amounts):

                                                  PRO FORMA
                                 HISTORICAL      ADJUSTMENT       PRO FORMA
                                 ___________     ___________     ___________
                                 (Unaudited)     (Unaudited)     (Unaudited)

Income before income taxes        $  2,761                        $  2,761
Provision for income taxes             970        $    141           1,111
                                  ________        ________        ________

Net income                        $  1,791        $   (141)       $  1,650

Net income per share              $   0.36                        $   0.33


4. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                   September 30,    December 31,
                                       1997             1996
                                   ____________     ____________

         Raw materials              $   3,626        $   3,038
         Finished goods                 4,456            3,909
                                    _________        _________
                                        8,082            6,947


5. REVOLVING BANK LINE OF CREDIT

The bank line of credit was amended on June 30, 1997 to include Ocal, Inc., Ocal Data, and Ocal Transport as borrowers under the existing agreement, and to add a pricing option based on the London Interbank Offered Rate ("LIBOR"). At September 30, 1997, there were no borrowings outstanding under the bank line of credit, which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest on borrowings outstanding under the bank line is based, at the Company's option, on LIBOR or the bank's prime rate. At September 30, 1997, the annual interest rate based on the LIBOR pricing option was LIBOR plus 2.0%, and the annual interest rate based on the prime rate was prime.

6. TRANSACTIONS WITH RELATED PARTIES

As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders of $4,600,000, which was an estimate of all of its undistributed S corporation retained earnings as of that date. The estimated distribution was paid in March 1996 in the form of cash and notes payable issued to the stockholders of Ocal Alabama. On September 18, 1997, $1,500,000 of the notes payable matured and were paid in cash to the stockholders. The amount of undistributed S corporation retained earnings as of March 18, 1996 was finalized as $4,900,000 after Ocal Alabama's income tax return for the period from January 1, 1996 through March 18, 1996 was completed. The additional $300,000 undistributed S corporation retained earnings was paid in cash to the stockholders in February 1997.

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

RESULTS OF OPERATIONS
_____________________

OVERVIEW

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES. The Company's net sales of $6,457,000 for the third quarter of 1997 decreased $736,000 (10.2%) compared to net sales in the third quarter of the prior year. The decrease in sales was primarily due to an unusually high level of sales during the third quarter of the prior year, which included $500,000 of non-recurring revenue from overseas customers.

GROSS MARGIN. The Company's gross margin for the third quarter of 1997 was $1,792,000, which represented a decrease of $380,000 (17.5%) compared to the gross margin of the same period of 1996. The Company's gross margin as a percentage of sales decreased to 27.8% in 1997 from 30.2% in 1996 due primarily to increased labor costs. The Company implemented wage increases of approximately 20% to factory personnel at the beginning of the second quarter of 1997 in order to remain competitive with wages paid by other local employers and to help reduce employee turnover.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the third quarter of 1997 were $1,082,000, which represented a decrease of $97,000 (8.2%) compared to the same period of the prior year. The decrease was due in large part to certain non-recurring legal expenses incurred during the third quarter of 1996. Additionally, commissions during the third quarter of 1997 were lower than those for the same period of 1996 due to reduced sales.

INTEREST EXPENSE. Interest expense for the third quarter of 1997 was $49,000, which represented a decrease of $4,000 (7.5%). The decrease was due to the repayment of the current portion of notes payable to stockholders, which occurred on September 18, 1997.

INTEREST INCOME. Interest income for the third quarter of 1997 was $65,000, which represented a decrease of $17,000 (20.7%), compared to the same period of the prior year. During the fourth quarter of 1996, the Company decided to invest excess cash in federally tax-free instruments, which have a lower pre-tax yield than taxable investments.

INCOME TAX EXPENSE. The Company's effective income tax rate for the third quarter of 1997 was 32.9%, compared to 40.1% in the same period of the prior year. The decrease in the effective rate was due to the recognition of approximately $35,000 of refunds due based on final 1996 state tax returns.

NET INCOME. Net income for the third quarter of 1997 was $487,000, which represented a decrease of $125,000 (20.4%) compared to the same period of the prior year. The decrease was due primarily to lower sales volume and reduced gross margin, partially offset by lower selling, general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES. The Company's net sales of $18,334,000 for the nine months ended September 30, 1997 decreased $591,000 (3.1%) compared to the same period of 1996. The decrease in sales from 1996 to 1997 was due to the absence in 1997 of approximately $500,000 of non-recurring revenues from overseas customers and a reduction of approximately $700,000 in sales to a customer who underwent a major plant expansion during early 1996, partially offset by increased sales to smaller customers during 1997.

GROSS MARGIN. The Company's gross margin for the nine months ended September 30, 1997 was $5,126,000, which represented a decrease of $758,000 (12.9%)
compared to the gross margin of the same period of 1996. The Company's gross margin as a percentage of sales decreased to 28.0% in 1997 from 31.1% in 1996 due primarily to increased labor costs. The Company implemented wage increases of approximately 20% to factory personnel at the beginning of the third quarter of 1997 in order to remain competitive with wages paid by other local employers and to help reduce employee turnover.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the nine months ended September 30, 1997 were $3,299,000, which represented an increase of $206,000 (6.7%) compared to the same period of the prior year. The increase was due primarily to higher marketing and administrative salaries and business travel expenses in 1997, partially offset by the absence of certain legal expenses incurred during the the third quarter of 1996.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 was $155,000, which represented a decrease of $51,000 (24.8%) compared to the same period in the prior year. The reduction was primarily due to the absence of bank debt in 1997 as a result of cash generated by the IPO.

INTEREST INCOME. Interest income for the nine months ended September 30, 1997 was $192,000, which represented an increase of $16,000 (9.1%), compared to the same period of the prior year. During the first nine months ended September 30, 1996, the Company did not earn interest income until receiving cash generated by the IPO.

INCOME TAX EXPENSE. The Company's effective income tax rate for the nine months ended September 30, 1997 was 37.0%, compared to 35.1% in the same period of the prior year. As described in the Overview section above, Ocal Alabama and Ocal Data were not subject to state and federal income taxes at statutory rates until after the Reorganization.

NET INCOME. Net income for the nine months ended September 30, 1997 was $1,175,000, which represented a decrease of $616,000 (34.4%) compared to the same period of the prior year. The decrease was due primarily to reduced gross margin and higher selling, general and administrative expenses, partially offset by lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

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

As described in the Overview section above, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all its undistributed S corporation retained earnings as of the date of the Reorganization. The distribution amount was finalized as $4,900,000 after Ocal Alabama's final income tax return was completed. On March 25, 1996, $1,600,000 of the distribution was paid in cash to the former stockholders and notes payable bearing interest at the rate of 6.5% per annum were established for the $3,000,000 unpaid portion of the distribution, with $1,500,000 due (and paid in cash) on September 18, 1997 and $1,500,000 due on March 18, 1999. The additional $300,000 of undistributed S corporation retained earnings, classified as a distribution payable at December 31, 1996, was paid in cash to the former stockholders in February 1997.

At September 30, 1997, the Company's debt totaled $1,757,000, which consisted of $1,500,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major shareholder.

The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Borrower's accounts receivable and inventories). Interest is payable, at the Company's option, at either the bank's prime interest rate or LIBOR plus 2.0%. There were no borrowings outstanding under this line at September 30, 1997.

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

Working capital increased to $14,059,000 at September 30, 1997 from $13,018,000 at December 31, 1996, an increase of $1,041,000 (8.0%). The increase was due primarily to increases in accounts receivable and prepaid income taxes. Increases in inventory, accounts payable and accrued expenses were offset by reductions in cash and current notes payable to stockholders.

The Company generated net cash of $1,174,000 and $1,869,000 from operating activities in the nine months ended September 30, 1997 and 1996, respectively. The primary source of operating cash in the nine months ended September 30, 1997 was the Company's net income; increased accounts payable and accrued expenses were offset by increased inventories, accounts receivable and prepaid income taxes. During the nine months ended September 30, 1996, the primary sources of operating cash were the Company's net income and a reduction in inventory, offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used by investing activities was $447,000 in the nine months ended September 30, 1997, compared to net cash provided by investing activities of $1,372,000 in the same period of the prior year. The Company's capital expenditures for the nine months ending September 30, 1997 were $447,000, compared to $176,000 for the same period of the prior year. The increased expenditures were made to upgrade and expand the Company's manufacturing equipment to further automate production processes. During March of 1996, in conjunction with the Reorganization, the Company's major stockholder repaid a loan of $1,645,000 to the Company. The loan was originally made in 1995 in order to allow such major stockholder to furnish a personally owned certificate of deposit as security on the Company's revolving line of credit.

Net cash used by financing activities during the nine months ended September 30, 1997 was $1,861,000, which consisted of the repayment of the portion of notes payable to stockholders which was due on September 18, 1997, the February 1997 payment of the previously undistributed S corporation earnings after the finalization of Ocal Alabama's March 18, 1996 tax return, and the Company's repurchase of 20,000 shares of its common stock. During the same period in 1996, the Company generated $3,088,000 of net cash from financing activities, consisting of proceeds from the IPO of $10,490,000 offset in part by repayment of the note to the bank of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation earnings to the former stockholders (net of notes payable issued to the former stockholders).

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.1 Amendment to Loan and Security Agreement dated June 30, 1997 with SouthTrust Bank, National Association.

    10.2  1995 Stock Option Plan, As Amended.

    27.  Financial Data Schedule.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended
    September 30, 1997.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)


Date:  November 13, 1997                 By: /s/Lida R. Frankel
                                            __________________
                                            Lida R. Frankel
                                            Chief Financial Officer