Form 10-K
period 1997-12-31
OCAL INC
filed 1998-03-25
CIK 1000189

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-K
                                   _________


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From __________ to __________


                         COMMISSION FILE NUMBER 0-27748
                         ______________________________

                                   OCAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               95-4544569
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES [X]            NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the Common Stock as reported by Nasdaq, was approximately $4,271,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,691,000 shares of the Registrant's Common Stock outstanding as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1998 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year end of December 31, 1997, are incorporated by reference into Part III.

                                     PART I

  This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The actual results of Ocal, Inc. (together with its wholly-owned subsidiaries, "Ocal" or the "Company") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competition from other manufacturers of PVC-coated conduit and from manufacturers of alternative conduit products, downward pressure on product pricing and gross margin, nominal growth in the Company's industry, dependence on key personnel, control by the Company's majority stockholder, cyclicality of plant expansion activities by the Company's end users, general economic conditions, and risks associated with the financing and integration of potential future acquisitions (including the potential dilutive effect and other financial impact of such acquisitions), as well as the factors set forth under the caption "Risk Factors" in the Company's IPO Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 12, 1996, and in this Form 10-K and the Company's other Securities and Exchange Commission filings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 1.  BUSINESS.


GENERAL
_______

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

INDUSTRY OVERVIEW
_________________

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

  SALES AND DISTRIBUTION IN THE ELECTRICAL INDUSTRY. The sales and distribution structure in the electrical industry consists of independent sales representatives, distributors, electrical contractors, end users and project engineers. End users include industrial companies such as International Paper Company, OxyChem, Weyerhaeuser Company, and Merck & Company, Inc. When an end user is planning to build a new plant, it hires an engineering firm to design, among other things, the infrastructure and electrical system for the plant. The end user will then hire an electrical contractor through a bidding process. Each bidding electrical contractor generally requests one or more distributors to price the components needed to construct the electrical system, and the distributors bid for the contractor's order. In the electrical industry, substantially all sales of conduit, elbows, fittings and related products are made by the manufacturer to the distributor, who in turn sells the products to the contractor or end user.

BUSINESS STRATEGY
_________________

  The Company's business strategy is designed to increase penetration of its traditional corrosive environment market while expanding into other markets where the life-cycle cost and additional features of its products provide a cost-effective solution to customer needs. The Company seeks to implement this strategy based upon the following strengths:

  INDUSTRY LEADERSHIP. The Company believes it is a leading manufacturer of PVC-coated conduit, elbows, and fittings. In terms of sales volume, management believes the Company's total sales of $24.3 million for the year ended December 31, 1997 place it among the two largest domestic manufacturers of PVC-coated conduit in the industry.

  MARKETING FOCUS. The Company focuses its marketing on engineers and end users to educate them regarding the technological advantages and long-term savings of PVC-coated conduit as compared to alternative conduit products, and to illustrate the features of the Company's products which its competitors do not provide. The Company's goal is to have PVC-coated conduit generally, and where possible, the features of the Company's products in particular, specified by engineers and end users in engineering designs for particular projects.

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

  LOW-COST, PROPRIETARY MANUFACTURING. Management believes the Company's proprietary manufacturing technology used in its equipment and processes allows it to be one of the lowest-cost producers in the industry. Much of the machinery used in the Company's manufacturing process was designed and constructed by company personnel with minimal capital investment, labor, and material costs. The Company galvanizes its own pipe, and purchases ungalvanized pipe in large volumes, which often enables the Company to negotiate advantageous purchase prices. In addition, the Company compounds its own PVC, primer, and urethane, which allows the Company to provide these features at a lower cost than its competitors.

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

PRODUCTS
________

  The Company sells and manufactures a full line of PVC-coated conduit, elbows, fittings, RSC, PVC-coated aluminum conduit and uncoated conduit elbows, all of which range in diameter from 1/2" to 6", as well as installation tools. The following is a more detailed description of the product lines the Company offers:

  RIGID STEEL CONDUIT is the heaviest wall conduit in use in the world and provides the highest level of physical protection commercially available for electrical systems. It can be used underground, in concrete, and wherever a high level of physical protection of electrical wiring is required. The Company believes it is the only manufacturer producing this conduit that hot dip galvanizes the threads together with the rest of the pipe, a process developed by the Company. The RSC manufactured by the Company is threaded at both ends, is 10' in length, and overall wall thicknesses range from .109" to .280". The Company is one of the few suppliers of 6" diameter RSC and PVC-coated conduit made from domestically produced steel pipe. Some of Ocal's customers for this product need domestically produced 6" conduit in order to comply with the requirements of projects funded by the federal government. All federally-funded or federally-aided projects must comply with the Buy American Act, which requires that more than 50% of the total cost of a given product's components be attributable to components mined, produced, or manufactured in the United States.

  PVC-COATED RIGID STEEL CONDUIT is RSC coated with .040 inches ("40 mils") of bonded PVC on the exterior of the pipe and 2 mils of blue urethane on the interior. It is used in environments that are too corrosive to use RSC, but where the physical protection offered by RSC is required or prudent.

  PVC-COATED ALUMINUM CONDUIT is aluminum pipe coated with 40 mils of bonded PVC on the exterior of the pipe and 2 mils of blue urethane on the interior. It is used in environments where lighter weight conduit is required.

  CONDUIT ELBOWS are short lengths of curved RSC or PVC-coated conduit, bent to 90, 60, 45, or 30 degrees and threaded at both ends. Various radiuses are available.

  PVC-COATED FITTINGS AND ACCESSORIES include couplings (which have PVC sleeves to seal the connection), liquidtight connectors, conduit bodies, beam clamps, pulling elbows, nipples, and strut channel accessories. The Company's fittings are coated with blue urethane on the inside and both blue urethane and PVC on the outside, which provides added protection. The ability to bond PVC to blue urethane is achieved through a proprietary process developed by the Company. All of the accessories are PVC-coated and provide a complete corrosion protection solution for the Company's end users.

  INSTALLATION TOOLS offered by the Company include electric benders used for bending PVC-coated conduit of 1/2" to 2", threaders for 1/2" to 4" conduit, hickeys to bend 1/2" to 1" PVC-coated conduit, impact sockets, wrenches and other tools to assist in the installation of its conduit.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE
____________________________________________

  IN-HOUSE MARKETING. The Company established an in-house marketing group in 1993 with individuals experienced in sales and marketing in the electrical industry. The group currently consists of three individuals. The Company specifically focuses marketing efforts at the project engineer and end user level, educating them as to the technological advantages and lower life-cycle cost of the Company's PVC-coated conduit as compared to alternative conduit products.

  INDEPENDENT SALES AGENTS. In addition to education of engineers and contractors so that Ocal products will be specified, the Company's marketing group works hand-in-hand with independent regional sales agents. The Company markets and sells its products to approximately 700 distributors or chains of distributors through approximately 35 independent regional sales agents throughout the United States and Canada. Shipments to customers outside of the United States and Canada are done through an international sales agent experienced in the exportation of electrical materials. Independent sales agents are the functional equivalent of a manufacturer's internal sales force in other industries. The agents market the Company's products to distributors and handle the purchase orders from the distributors. Some agents warehouse the Company's products, which can expedite delivery since inventory is stored at various locations throughout the United States. Sales agents do not market the Company's products exclusively, but they do not sell products which are in direct competition with the Company's products. Sales agents receive commissions, with higher commissions paid to those agents that warehouse the Company's products at their facilities.

  The Company permits the return of products within certain time limits and under certain conditions subject to a restocking charge. The Company warrants all of its products from defect for six years.

  CUSTOMER SERVICE. Another key aspect of the Company's marketing is the customer support services it provides. Senior management and other Company employees are available to answer questions from contractors, end users and engineers regarding installation procedures, maintenance, product applications and other technical areas. The Company offers free training on proper installation of its products, sells a variety of installation tools designed to assist in the installation of its products, and has established a toll-free installation hotline.

CUSTOMERS
_________

  The Company's four largest customers are multiple location distributors. These customers are comprised of chains of individual distributors who make independent purchasing decisions. In 1997, sales to one customer represented 10.2% of the Company's net sales. During 1996, sales to any individual customer did not exceed 10% of the Company's net sales. During 1995, there were two individual customers that represented 15.3% and 11.4%, respectively, of the Company's net sales. Management believes that the loss of any one of these distributors would not have a material adverse effect on the Company.

BACKLOG AND SEASONALITY
_______________________

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

MANUFACTURING
_____________

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

COMPETITION
___________

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

EMPLOYEES
_________

  As of December 31, 1997, the Company employed 159 people, comprised of 142 in manufacturing, 14 in administration, and 3 in marketing and sales. All of these were full-time employees. None of the Company's employees is represented by labor unions and the Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES


  The Company leases its corporate office and manufacturing plant. The Company believes that its facilities are adequately maintained, in good operating condition, and adequate for the Company's present needs.

  The Company's principal executive office is located in Van Nuys, California, consisting of approximately 3,000 square feet of office space, which the Company leases from a partnership in which the Company's majority stockholder is the general partner, at an annual rental of $36,000 per year. The lease for this property expires on December 31, 1998.

  The Company's 300,000 square foot manufacturing facility is located in Mobile, Alabama, and contains a building of approximately 100,000 square feet on the property. The lease contains certain rent escalation clauses and provides the Company with an option to extend the lease through December 31, 2002.


ITEM 3. LEGAL PROCEEDINGS


  The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET INFORMATION
__________________

  The Company's Common Stock commenced trading on the NASDAQ National Market System under the symbol "OCAL" on March 18, 1996, and no established public trading market existed prior to that date. The quarterly market price ranges of the Common Stock were as follows:

                                            1997                   1996
                                    ____________________   ____________________
                                      HIGH       LOW         HIGH       LOW
                                      ____       ___         ____       ___
  First Quarter .................   $ 4-1/4    $ 3-1/4     $ 6-7/8    $ 6-1/4
  Second Quarter.................     3-15/16    3           6-7/8      5
  Third Quarter..................     3-1/2      2-3/8       5-1/2      3-1/16
  Fourth Quarter.................     3-1/4      2-3/8       4          3

  As of March 2, 1998, there were approximately 45 holders of record of Common Stock, and the Company estimates that there were approximately 1,500 beneficial owners holding stock in nominee or "street" name on that date.

DIVIDEND POLICY
_______________

  The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying any such dividends in the foreseeable future. The Company plans to reinvest earnings and other cash resources of the Company in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon earnings, capital requirements, the financial position of the Company, general economic conditions and other pertinent factors. The terms of the Company's bank line of credit restrict the Company's ability to pay cash dividends. Future credit agreements may also contain restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

  The following is a summary of selected financial data of the Company and its subsidiaries, as described in Note 1 of the consolidated financial statements appearing elsewhere herein (amounts in thousands except per share data). The financial data for the years ended December 31, 1997, 1996, and 1995 and as of December 31, 1997 and 1996 have been derived from the audited financial statements of the Company appearing elsewhere herein, and should be read in conjunction with such statements and the notes thereto. The remainder of the financial data has been derived from audited financial statements of the Company which are not included herein.

                                                                                         FIVE MONTHS    YEAR
                                                                                            ENDED      ENDED
                                                          YEAR ENDED DECEMBER 31,        DECEMBER 31, JULY 31,
                                                   ______________________________________
STATEMENT OF OPERATIONS DATA:                        1997      1996      1995      1994    1993<F1>     1993
                                                   ________  ________  ________  ________  ________  ________
Net sales                                          $ 24,279  $ 25,000  $ 24,885  $ 19,123  $  8,361  $ 17,165
Gross margin                                          6,651     7,859     8,240     6,842     2,906     4,801
Stockholders' compensation<F2>                          347       313     2,806     1,605       879     2,108
Operating income (loss)                               2,316     3,519     1,489     1,700       481      (236)
Provision (benefit) for income taxes<F3>                867     1,180        22         8       (11)      208
Net income (loss)                                     1,508     2,356     1,081     1,384       410      (310)
Basic and diluted earnings per share<F4>               0.26      0.45      0.33        --        --        --

PRO FORMA STATEMENT OF OPERATIONS DATA<F5>:
Net income                                                      2,116     2,158
Basic and diluted earnings per share                             0.41      0.66

Weighted average shares - basic and diluted<F6>       5,762     5,224     3,250

BALANCE SHEET DATA:                                               AS OF DECEMBER 31,                   AS OF
                                                   ________________________________________________   JULY 31,
                                                      1997      1996      1995      1994      1993      1993
                                                   ________  ________  ________  ________  ________  ________
Working capital                                    $ 14,170  $ 13,018  $  3,373  $  2,632  $  1,134  $  1,002
Total assets                                         17,635    18,282    14,298    10,379     8,911     8,432
Total debt                                            1,757     3,257     6,179     4,320     4,851     3,796
Stockholders' equity                                 13,992    12,715     5,259     4,175     2,791     2,381
___________________________

<F1>
Effective August 1, 1993, the Company changed its fiscal year end from July 31 to December 31.

<F2>
Stockholders' compensation expense consists of salaries and bonuses paid to certain stockholders whose compensation is classified as such in the financial statements.

<F3>
Prior to March 18, 1996, Ocal Alabama and Ocal Data were S corporations, and their net income (loss) did not include a provision
(benefit) for federal income taxes since they were not subject to federal income taxes. Their net income (loss) for those periods included a provision for state income taxes based upon income tax rates applicable to S corporations. Net income (loss)
attributable to Occidental and Ocal Transport, C corporations for all periods, includes federal and state income taxes based upon statutory rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

<F4>
The earnings per share amounts prior to 1997 have been recalculated to comply with Statement of Financial Accounting Standards
No. 128, "Earnings per Share," which did not change amounts previously reported. For further discussion of earnings per share and the impact of Statement No. 128, see note 2 of the consolidated financial statements.

<F5>
Pro forma statement of operations data includes adjustments (i) to reduce stockholders' compensation expense, relating to salaries and bonuses paid to certain stockholders, by $2,493,000 for the year ended December 31, 1995 and (ii) to provide for related income taxes as if all of the Company's income during the pro forma periods presented were taxed at C corporation rates based upon pro forma income before income taxes.

<F6>
Weighted average common shares outstanding for the year ended December 31, 1995 is based upon the assumed issuance of 3,250,000 shares of Common Stock at the beginning of the year.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
________

  In March and April of 1996, the Company completed an initial public offering ("IPO") of its stock. Prior to the IPO, the Company's operations were conducted by a number of affiliated companies formed at various times in the past. The most significant of these operating entities elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns and the operating results of these companies reflected no provision for federal taxes. Stockholders' compensation expense for 1995 includes amounts distributed to these stockholders to facilitate the payment of their personal income taxes.

  Occidental Coating Company ("Occidental"), a California corporation, was incorporated on December 15, 1965 to manufacture and sell PVC-coated conduit and fittings. On November 30, 1987, OCAL, Incorporated, an Alabama corporation ("Ocal Alabama"), was formed in Mobile, Alabama initially as a place for the importation and distribution of conduit manufactured in Costa Rica by an affiliate of Occidental. In 1988, the California and Costa Rica plants were consolidated and relocated to Mobile, Alabama, when the Company determined that the advantages of manufacturing in Costa Rica could not be fully realized. On August 1, 1993, the operations of Occidental and Ocal Alabama were consolidated through the acquisition by Ocal Alabama of substantially all of the assets and liabilities of Occidental at net book value. On August 24, 1995, the Company was incorporated in Delaware under the name Ocal, Inc.

  On March 18, 1996, all of the outstanding capital stock of Ocal Alabama, Occidental, Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by the respective stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). As part of this Reorganization, Ocal Alabama declared a $4,600,000 distribution to its former stockholders, which represented estimated undistributed S corporation retained earnings. Of this distribution, $1,600,000 was paid by the Company in cash in March 1996 and the remainder of the distribution was in the form of $3,000,000 of interest-bearing notes payable. The total amount of the distribution was finalized as $4,900,000 upon completion of the final tax return for Ocal Alabama, and the additional $300,000 distribution was paid in cash to the former stockholders in February 1997. In September of 1997, $1,500,000 principal amount of the notes was repaid in cash and at December 31, 1997, $1,500,000 principal amount of the notes (which is due on March 18, 1999) remained outstanding.

RESULTS OF OPERATIONS
_____________________

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  NET SALES. The Company's net sales for 1997 were $24,279,000, which represented a decrease of $721,000 (2.9%) compared to net sales of the prior year. The decrease in net sales is due primarily to a general slowdown in the Company's industry, which has caused an increase in the competitive nature of the pricing. Average selling prices of Company products decreased by approximately 3% from 1996 to 1997. Unit shipment volumes were approximately the same in 1997 as in 1996, with decreases of approximately 5% in pipe volumes being offset by equivalent increases in the volumes of fittings. Sales volume is also impacted by major end user and project activity. Net sales to a major end user decreased from approximately $1,100,000 in 1996 to $400,000 in 1997, a decrease of $700,000. While the end user continues to do business with the Company, it had fewer plant expansions in 1997 than in 1996.

  GROSS MARGIN. The Company's gross margin for 1997 was $6,651,000, which represented a decrease of $1,208,000 (15.4%) compared to gross margin of the prior year. The Company's gross margin as a percentage of sales decreased to 27.4% in 1997 from 31.4% in 1996 due to a combination of a 3% decrease in average selling prices due to competition, and increased factory labor costs. At the beginning of the second quarter of 1997, the Company implemented wage increases of approximately 20% for factory personnel in order to remain competitive with wages paid by other local employers and to help reduce employee turnover. As part of the Company's strategy to maintain and increase its market share, it has reduced prices in competitive situations and may continue to do so in 1998.

 SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for 1997 were $3,988,000, which represented a decrease of $39,000 (1.0%) compared to SG&A expenses of the prior year. As a percentage of net sales, SG&A expenses were 16.4% in 1997 compared to 16.1% in 1996. The net decrease in expenses from 1997 to 1996 is due to a reduction in legal expenses, partially offset by higher sales and administrative salaries and expenses associated with the Company's first annual report. During 1997, the Company received a one-time insurance refund of approximately $80,000 relating to legal expenses incurred in 1996. Without this refund, SG&A expenses would have been 16.8% of sales in 1997. SG&A expenses in absolute dollars for 1998 are expected to be higher than in 1997 due to the absence of the insurance refund.

  STOCKHOLDERS' COMPENSATION. Stockholders' compensation expenses for 1997 were $347,000, which represented an increase of $34,000 (10.9%) compared to the prior year. During the second quarter of 1997, the Company's Compensation Committee approved salary increases to these former stockholders of Ocal Alabama.

  INTEREST EXPENSE. Interest expense for 1997 was $184,000, which represented a decrease of $74,000 (28.7%) compared to the prior year. During 1996, the Company had outstanding bank debt until its IPO. During 1997, the Company had no outstanding bank debt and also paid off the current portion ($1,500,000) of notes payable to former stockholders of Ocal Alabama on September 18, 1997.

  INTEREST INCOME. Interest income for 1997 was $243,000, which represented a decrease of $32,000 (11.7%) compared to the prior year. During the fourth quarter of 1996, the Company decided to invest excess cash in federally tax-free instruments, which had a lower pre-tax yield than taxable investments which were made during the second and third quarters of 1996.

  INCOME TAX EXPENSE. Income tax expense for 1997 was $867,000, which represented a decrease of $313,000 (26.5%) compared to the prior year, primarily due to reduced income before income taxes. The Company's effective income tax rate increased to 36.5% for 1997 compared to 33.4% for 1996. In the first quarter of 1996, prior to the Company's Reorganization and IPO, Ocal Alabama and Ocal Data were taxed as S corporations under the provisions of the Internal Revenue Code, and accordingly, no provision was made for federal income taxes for these operations. Subsequent to that date, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates.

  NET INCOME. Net income for 1997 of $1,508,000 decreased by $848,000 (36.0%) compared to net income for the prior year. The decrease was due primarily to reduced gross margin, partially offset by lower income taxes.

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

  GROSS MARGIN. The Company's gross margin for 1996 was $7,859,000, which represented a decrease of $381,000 (4.6%) compared to gross margin of the prior year. The Company's gross margin as a percentage of sales decreased to 31.4% in 1996 from 33.1% in 1995 due to competitive pricing pressures on the Company's net sales, as well as increased costs of raw materials.

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

  STOCKHOLDERS' COMPENSATION. Stockholders' compensation expenses for 1996 were $313,000, which represented a decrease of $2,493,000 (88.8%) compared to expenses of the prior year. The decrease was due to a reduction in salaries and bonuses paid to those stockholders in 1996. As described in the Overview section above, the 1995 expense includes amounts to facilitate the payment by these stockholders of their personal income taxes, mainly attributable to S corporation income on their personal tax returns.

  INTEREST EXPENSE. Interest expense for 1996 was $258,000, a reduction of $128,000 (33.2%) compared to the prior year. The reduction was due to the repayment of bank debt with a portion of the cash proceeds from the Company's IPO.

  INTEREST INCOME. Interest income for 1996 was $275,000, earned from excess cash proceeds available after the Company's IPO. In 1995, all excess cash from operations was used to pay down the Company's bank debt, and therefore, no interest income was recognized.

  INCOME TAX EXPENSE. Income tax expense for 1996 was $1,180,000 (an effective rate of 33.4%) compared to $22,000 for the prior year. Prior to the Company's Reorganization and IPO, Ocal Alabama and Ocal Data were taxed as S corporations under the provisions of the Internal Revenue Code, and accordingly, no provision was made for federal income taxes for these operations. Subsequent to that date, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates.

  NET INCOME. Net income for 1996 was $2,356,000, which represented an increase of $1,275,000 (117.9%) compared to the prior year. The increase was due primarily to reduced stockholders' compensation expense, partially offset by an increased provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

  Historically, working capital needed to finance the Company's operations and growth has been provided by cash flows from operations, bank debt, and long- and short-term notes from related parties and a supplier. In March and April of 1996, the Company completed an initial public offering of 2,530,000 shares of its common stock, which resulted in net proceeds to the Company, after deduction of underwriters' discounts, commissions, and expenses, of $10,000,000. In March of 1996, a portion of the proceeds of the IPO was used to pay off the $3,948,000 balance remaining on the Company's revolving bank line of credit and to pay the $1,600,000 cash portion of Ocal Alabama's $4,600,000 distribution of its S corporation retained earnings to prior S corporation stockholders. The balance of the proceeds was added to the Company's working capital during March and April of 1996.

  As part of the Reorganization which occurred immediately prior to the IPO, Ocal Alabama declared the above-mentioned $4,600,000 distribution to its former stockholders. Of this amount, $1,600,000 was paid by the Company in cash in March 1996 and the remaining $3,000,000 was paid by the issuance of notes payable bearing interest at the rate of 6.5% per annum, with $1,500,000 principal amount due (and paid in cash) on September 18, 1997 and $1,500,000 principal amount due on March 18, 1999. The total amount of the distribution was finalized as $4,900,000 upon completion of the final tax return for Ocal Alabama, and the additional $300,000 distribution was paid in cash to the former stockholders in February 1997.

  At December 31, 1997, working capital was $14,170,000, compared to $13,018,000 at December 31, 1996, an increase of $1,152,000 (8.9%). The most significant components of the increase were increases in inventories of $813,000 and prepaid taxes of $253,000, decreases in distributions and current notes payable to former S corporation stockholders of $1,800,000, partially offset by a decrease in cash and cash equivalents of $2,090,000. During 1997, the Company was able to obtain advantageous pricing of steel pipe by purchasing large quantities on a periodic basis. The parts purchased are regular stock items with little or no risk of obsolescence, and the Company intends to continue to make such purchases in the future. Inventory turnover decreased from 2.6 times in 1996 to 2.3 times in 1997.

  The Company generated net cash from operating activities of $558,000 in 1997, compared to $2,148,000 in 1996 and $483,000 in 1995. The $1,590,000 decrease from 1996 to 1997 was due primarily to a decrease in net income of $848,000 and an increase in inventory of $813,000. The $1,665,000 increase from 1995 to 1996 was due primarily to an increase in net income of $1,275,000 and reductions in accounts receivable and inventories, which were offset by increases in accounts payable and accrued expenses.

  Net cash used by investing activities was $617,000 in 1997, compared to net cash provided by investing activities of $1,256,000 in 1996 and net cash used by investing activities of $1,804,000 in 1995. Capital expenditures in 1997 were $617,000, compared to $389,000 in 1996 and $159,000 in 1995. During 1997,
the Company made significant investments to increase its production workflow and output, acquiring machinery that enables in-house production of tooling and automatic injection molding of parts formerly produced manually. Prior to 1996, due to cash constraints, the Company did not make significant capital investments unless absolutely necessary. The Company expects capital expenditures during 1998 to be in the range of $400,000 to $600,000. During March of 1996, in conjunction with the Reorganization, the majority stockholder repaid a $1,645,000 loan from the Company made during 1995. The loan was used by the majority stockholder in 1995 to purchase a $2,000,000 certificate of deposit which was pledged as a personal guarantee to secure the Company's revolving bank line of credit.

  Net cash used by financing activities was $2,031,000 in 1997, compared to net cash provided by financing activities of $3,088,000 in 1996 and $1,369,000 in 1995. During 1997, the Company paid in cash $1,800,000 of distributions and notes payable to prior S corporation stockholders and also purchased 79,000 shares of treasury stock at a cost of $231,000 under a stock repurchase program. In January of 1997, the Company's Board of Directors approved the stock repurchase program under which the Company is authorized to purchase up to $500,000 of Company stock from time to time on the open market. The Company intends to continue to make purchases of Company stock from time to time under the terms of this program. In 1996, the Company generated $3,088,000 of cash from financing activities, consisting of $10,490,000 of proceeds from the issuance and sale of common stock in the Company's IPO, offset in part by repayment of bank debt of $5,802,000 and the distribution of $1,600,000 of Ocal Alabama's S corporation retained earnings to prior S corporation stockholders.

  The Company has a revolving bank line of credit with SouthTrust Bank, National Association that expires on July 31, 2000 and provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). The related credit agreement requires the maintenance of certain financial ratios and tangible net worth amounts and provides for various restrictions, including limitations on capital expenditures, additional indebtedness, salaries of certain officers of the Company, and payment of dividends by the Company. Interest on borrowings outstanding under the bank line is based, at the Company's option, on the London Interbank Offered Rate ("LIBOR") or the bank's prime rate (8.5% at December 31, 1997). At December 31, 1997, the annual interest rate based on the LIBOR pricing option was LIBOR plus 2.0%, and the annual interest rate based on the prime rate was prime. At December 31, 1997, there were no borrowings outstanding under the bank line of credit, and the amount of unused credit available, based upon the Company's collateral, was $4,861,000.

  The Company believes that cash provided by operating activities, existing cash and cash equivalents, and available credit will be sufficient to fund the Company's future operating and capital cash needs for the next 12 to 18 months. The Company intends to pursue a strategy of growth by selective acquisitions that complement the Company's strengths in the electrical conduit industry. Such acquisitions may necessitate the issuance of additional debt or equity securities of the Company. The Company intends to pursue this strategy with careful regard for profitability, the need for liquidity, and the potential dilutive effect of any additional issuance of equity securities. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

  The Company's principal commitments at December 31, 1997 consisted of obligations under operating leases for facilities.

IMPACT OF THE YEAR 2000
_______________________

  The Company has completed a study of the impact of the year 2000 on its business and operational systems. A solution was developed and implemented during 1997 and the cost did not have a material impact on the Company's financial results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Ocal, Inc.

  We have audited the accompanying consolidated balance sheets of Ocal, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocal, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP

January 27, 1998
Los Angeles, California

                                   OCAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                              For the Years Ended December 31,
                                              ________________________________
                                                1997        1996        1995
                                                ____        ____        ____

Net sales                                     $ 24,279    $ 25,000    $ 24,885
Cost of goods sold                              17,628      17,141      16,645
                                              ________    ________    ________

Gross margin                                     6,651       7,859       8,240
Operating expenses:
   Selling, general and administrative           3,988       4,027       3,945
   Stockholders' compensation                      347         313       2,806
                                              ________    ________    ________

Operating income                                 2,316       3,519       1,489
Interest expense                                   184         258         386
Interest income                                   (243)       (275)         --
                                              ________    ________    ________

Income before income taxes                       2,375       3,536       1,103
Provision for income taxes                         867       1,180          22
                                              ________    ________    ________

Net income                                    $  1,508    $  2,356    $  1,081
                                              ========    ========    ========

Basic and diluted earnings per share          $   0.26    $   0.45    $   0.33
                                              ========    ========    ========

Pro forma net income                                      $  2,116    $  2,158
                                                          ========    ========

Pro forma basic and diluted earnings
   per share                                              $   0.41    $   0.66
                                                          ========    ========

The accompanying notes are an integral part of these statements.

                                                  OCAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)

                                                                                December 31,    December 31,
                                                                                    1997            1996
                                                                                ____________    ____________
                                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $      4,529    $      6,619
   Accounts receivable, net of allowance for doubtful
      accounts of $127 ($122 in 1996)                                                  2,751           2,580
   Inventories                                                                         7,760           6,947
   Prepaid expenses and other current assets                                             201             171
   Prepaid income taxes                                                                  253              --
   Deferred income taxes                                                                 275             293
                                                                                ____________    ____________
      Total current assets                                                            15,769          16,610

Property and equipment, net                                                            1,819           1,524
Other assets                                                                              47             148
                                                                                ____________    ____________
TOTAL ASSETS                                                                    $     17,635    $     18,282
                                                                                ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $        922    $      1,167
   Commissions payable                                                                   534             452
   Accrued expenses                                                                      143             136
   Income taxes payable                                                                   --              37
   Distribution payable - stockholders                                                    --             300
   Current maturities of notes payable - stockholders                                     --           1,500
                                                                                ____________    ____________
      Total current liabilities                                                        1,599           3,592

Long-term notes payable - stockholders                                                 1,757           1,757
Deferred income taxes                                                                    287             218
                                                                                ____________    ____________
      Total liabilities                                                                3,643           5,567

Commitments and contingencies                                                             --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 5,000,000 shares
      authorized; no shares issued                                                        --              --
   Common stock, $.001 par value; 15,000,000 shares
      authorized; 5,704,000 shares issued and
      outstanding (5,780,000 in 1996)                                                      6               6
   Additional paid-in capital                                                         10,486          10,708
   Retained earnings                                                                   3,509           2,001
   Treasury stock at cost, 3,000 shares                                                   (9)             --
                                                                                ____________    ____________
      Total stockholders' equity                                                      13,992          12,715
                                                                                ____________    ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     17,635    $     18,282
                                                                                ============    ============

The accompanying notes are an integral part of these statements.

                                                         OCAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                     For the Years Ended December 31,
                                                                               ____________________________________________
                                                                                   1997            1996            1995
                                                                               ____________    ____________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $      1,508    $      2,356    $      1,081
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                                     322             261             306
      Deferred income taxes                                                              87             (75)             --
      Changes in assets and liabilities:
         Accounts receivable, net                                                      (171)            510            (963)
         Inventories                                                                   (813)            301            (851)
         Prepaid expenses and other                                                      71            (137)            (65)
         Accounts payable                                                              (245)           (908)            808
         Commissions payable                                                             82             (24)            138
         Accrued expenses                                                                 7            (162)             18
         Income taxes                                                                  (290)             26              11
                                                                               ____________    ____________    ____________
Net cash provided by operating activities                                               558           2,148             483

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (617)           (389)           (159)
   Repayment by (loan to) stockholder and related parties                                --           1,645          (1,645)
                                                                               ____________    ____________    ____________
Net cash provided by (used in) investing activities                                    (617)          1,256          (1,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from (repayment of) notes payable - bank                                   --          (5,802)          4,959
   Repayment of notes payable - supplier                                                 --              --            (700)
   Repayment of notes payable - related parties                                          --              --          (2,400)
   Net proceeds from (costs of) issuance of common stock                                 --          10,490            (490)
   Purchases of treasury stock                                                         (231)             --              --
   Distribution of S corporation retained earnings
      to prior S corporation stockholders                                              (300)         (4,900)             --
   Additions to (repayment of) notes payable - stockholders                          (1,500)          3,300              --
                                                                               ____________    ____________    ____________
Net cash provided by (used in) financing activities                                  (2,031)          3,088           1,369

Net increase (decrease) in cash and cash equivalents                                 (2,090)          6,492              48
Cash and cash equivalents at beginning of year                                        6,619             127              79
                                                                               ____________    ____________    ____________
Cash and cash equivalents at end of year                                       $      4,529    $      6,619    $        127
                                                                               ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                 $        192    $        242    $        416
      Income taxes                                                             $      1,040    $      1,229    $         24

The accompanying notes are an integral part of these statements.

                                                  OCAL, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                                (In thousands)


                                             Common Stock    Additional              Treasury Stock
                                           ________________    Paid-in    Retained   ______________
                                           Shares    Amount    Capital    Earnings   Shares   Amount     Total
                                           _______  _______  __________  __________  ______  _______  __________

Balance at December 31, 1994                3,250    $   3    $    711    $  3,464      --    $  --    $  4,178

Net income                                     --       --          --       1,081      --       --       1,081
                                           _______  _______  __________  __________  ______  _______  __________

Balance at December 31, 1995                3,250        3         711       4,545      --       --       5,259

Shares issued in initial public
  offering                                  2,530        3       9,997          --      --       --      10,000
Distributions of S corporation
  retained earnings to prior
  S corporation stockholders                   --       --          --      (4,900)     --       --      (4,900)
Net income                                     --       --          --       2,356      --       --       2,356
                                           _______  _______  __________  __________  ______  _______  __________

Balance at December 31, 1996                5,780        6      10,708       2,001      --       --      12,715

Purchases of treasury stock                    --       --          --          --      79     (231)       (231)
Retirements of treasury stock                 (76)      --        (222)         --     (76)     222          --
Net income                                     --       --          --       1,508      --       --       1,508
                                           _______  _______  __________  __________  ______  _______  __________

Balance at December 31, 1997                5,704    $   6    $ 10,486    $  3,509       3    $  (9)   $ 13,992
                                           =======  =======  ==========  ==========  ======  =======  ==========

The accompanying notes are an integral part of these statements.

                                   OCAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) Basis of Presentation: Concurrent with the closing of the Company's initial public offering of common stock on March 18, 1996 (Note 4), all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company ("Occidental"), Ocal Data Company ("Ocal Data"), and Ocal Transport Co. ("Ocal Transport") was acquired by the Company through capital contributions by their respective prior stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). The Company's Chairman, CEO and President was the sole or majority stockholder of each of the contributed companies and is the 53.8% stockholder of the Company as of December 31, 1997.

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

  (D) Cash and Cash Equivalents: At December 31, 1997, cash equivalents include highly liquid investments of approximately $4,200,000 invested primarily in tax-exempt municipal securities and high-grade commercial paper. These investments are stated at cost which approximates fair value. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

  (E) Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (amounts in thousands):

                                       December 31,
                                       ____________
                                     1997        1996
                                   _______     _______
         Raw materials             $ 3,344     $ 3,038
         Finished goods              4,416       3,909
                                   _______     _______
                                   $ 7,760     $ 6,947
                                   =======     =======

  (F) Property and Equipment: Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

  Galvanizer                                                  20 years
  Other manufacturing equipment and molds                      7 years
  Office equipment                                           5-7 years
  Vehicles                                                     3 years
  Leasehold improvements                       Remaining life of lease

  (G) Revenue Recognition: The Company recognizes revenue from product sales to customers upon shipment. The Company warrants its products against defects for six years and has policies permitting customers to return products under certain circumstances. In addition, certain of the Company's distributors and agents are entitled to rebates upon attaining specified sales levels. A provision has been made for the estimated amount of product returns and rebates that may occur under these programs.

  (H) Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

  Prior to the Reorganization, Ocal Alabama had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. Under those provisions, Ocal Alabama did not pay federal or state corporate income taxes on its taxable income. Instead, the stockholders were liable for federal and state income taxes on Ocal Alabama's taxable income. The State of California adopted the provisions of the S corporation election but charged a franchise tax at the corporate level. In connection with the Company's initial public offering, Ocal Alabama's Subchapter S election was terminated, and accordingly, the Company then became subject to federal and state income taxes. For information purposes, the pro forma financial information (see Note 3) includes pro forma amounts for the income taxes that would have been recorded as if all of the Company's income during the pro forma periods presented were taxed at C corporation rates.

  (I) Fair Value of Financial Instruments: The carrying values of the Company's financial instruments, which consist of cash and cash equivalents and notes payable - stockholders, approximate their fair values.

  (J) Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

  (K) New Accounting Standard: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented have been recalculated to comply with Statement 128's requirements, which did not change amounts previously reported. The effect of adopting Statement 128 was not material.

2.  EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                              1997         1996         1995
                                            _______      _______      _______
Numerator: Net income for basic
  and diluted earnings per share            $ 1,508      $ 2,356      $ 1,081

Denominator:
  Weighted average shares                     5,762        5,224        3,250

Effect of dilutive securities:
  Warrants                                       --           --           --
  Stock options                                  --           --           --
                                            _______      _______      _______
Dilutive potential common shares                 --           --           --

Denominator for basic and
  diluted earnings per share                  5,762        5,224        3,250
                                            =======      =======      =======

Basic and diluted earnings per share        $  0.26      $  0.45      $  0.33
                                            =======      =======      =======

  For additional disclosures regarding the stock options and warrants, see
Note 8. All options and warrants were excluded from the computation of diluted earnings per share because the exercise prices for both the options and warrants were greater than the average market price of the common shares during the relevant periods, and therefore, the effect would be antidilutive.

3.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The pro forma financial information is prepared on a basis consistent with pro forma information disclosed in the Registration Statement and Prospectus related to the Company's initial public offering. The pro forma financial information includes adjustments (i) to reduce stockholders' compensation expense, relating to salaries and bonuses paid to certain stockholders, by $2,493,000 for the year ended December 31, 1995, and (ii) to provide for related income taxes as if all of the Company's income during the pro forma periods presented were taxed at C corporation rates based upon pro forma income before income taxes. Reconciliations between historical and pro forma results of operations follow (in thousands except per share amounts):

                                                  For the Years Ended December 31,
                                                  ________________________________
                                                           1996         1995
                                                         _______      _______
Income before income taxes                               $ 3,536      $ 1,103
Pro forma adjustments (described above)
(i) Stockholders' compensation                                --        2,493
                                                         _______      _______
Pro forma income before income taxes                       3,536        3,596
(ii) Tax provision                                        (1,420)      (1,438)
                                                         _______      _______
Pro forma net income                                     $ 2,116      $ 2,158
                                                         =======      =======
Pro forma basic and diluted earnings per share           $  0.41      $  0.66
                                                         =======      =======
Weighted average shares outstanding                        5,224        3,250
                                                         =======      =======

4.  INITIAL PUBLIC OFFERING

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

5.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (amounts in thousands):


                                                          December 31,
                                                          ____________
                                                        1997        1996
                                                      _______     _______
Machinery and equipment                               $ 2,015     $ 1,556
Office equipment                                          377         365
Leasehold improvements                                    321         311
Molds                                                     528         429
Vehicles                                                  178         148
                                                      _______     _______
                                                        3,419       2,809
Less accumulated depreciation and amortization         (1,600)     (1,285)
                                                      _______     _______
Property and equipment - net                          $ 1,819     $ 1,524
                                                      =======     =======

6.  REVOLVING BANK LINE OF CREDIT

  The Company has a revolving bank line of credit with SouthTrust Bank, National Association that expires July 31, 2000 and provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). The related credit agreement requires the maintenance of certain financial ratios and tangible net worth amounts and provides for various restrictions, including limitations on capital expenditures, additional indebtedness, salaries of certain officers of the Company, and payment of dividends by the Company. Interest on borrowings outstanding under the bank line is based, at the Company's option, on the London Interbank Offered Rate ("LIBOR") or the bank's prime rate (8.5% at December 31, 1997). At December 31, 1997, the annual interest rate based on the LIBOR pricing option was LIBOR plus 2.0%, and the annual interest rate based on the prime rate was prime. At December 31, 1997, there were no borrowings outstanding under the bank line of credit, and the amount of unused credit available, based upon the Company's collateral, was $4,861,000.

7.  TRANSACTIONS WITH RELATED PARTIES

Notes Payable

  Notes payable - stockholders consist of the following (amounts in thousands):


                                                                        December 31,
                                                                        ____________
                                                                      1997        1996
                                                                    _______     _______
6.5% unsecured note payable to the majority stockholder
  of the Company, due on March 18, 1999                             $   257     $   257
6.5% unsecured notes payable due to former stockholders
  of Ocal Alabama -  see (ii) below                                   1,500       3,000
                                                                    _______     _______
Total                                                                 1,757       3,257
Less: portion due within one year                                        --       1,500
                                                                    _______     _______
Long-term portion                                                   $ 1,757     $ 1,757
                                                                    =======     =======

  As part of the Reorganization on March 18, 1996, Ocal Alabama declared a distribution to its then stockholders in an amount of $4,600,000, which was an estimate of all of its undistributed S corporation retained earnings as of that date. The distribution by the Company on Ocal Alabama's behalf was paid as follows:

  (i)  $1,600,000 was paid in cash on March 25, 1996; and

  (ii) $3,000,000 in notes payable were issued to the stockholders of Ocal Alabama, bearing interest at the rate of 6.5% per annum. On September 18, 1997, $1,500,000 principal amount of the notes were repaid in cash, and the remaining $1,500,000 principal amount of the notes are payable on March 18, 1999.

  The amount of undistributed S corporation retained earnings as of March 18, 1996 was finalized as $4,900,000 after Ocal Alabama's income tax return for the period from January 1, 1996 through March 18, 1996 was completed. The additional $300,000 of undistributed S corporation retained earnings, classified as a distribution payable to stockholders, was paid in cash to former stockholders in February 1997 and reflected in current liabilities at December 31, 1996.

Other

  The Company's corporate office is leased (at an annual rent of $36,000) from a partnership in which the Company's majority stockholder is the general partner, and the lease expires on December 31, 1998.

Summary

  Amounts of these related party transactions charged to expense are as follows (amounts in thousands):

                                             Years Ended December 31,
                                         ________________________________
                                           1997         1996        1995
                                         _______      _______     _______
Rent expense                             $    36      $    36     $    66
Interest expense                         $   184      $   170     $    88


8.  CAPITAL STOCK

Preferred Stock

  The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, in series, to fix dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, and to increase or decrease the number of shares in any series. No preferred stock is currently outstanding, and the Company has no present plans to issue any preferred stock. Specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current stockholders.

Stock Options

  In August 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Ocal, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options to employees and the award of non-qualified stock options to employees, independent contractors, directors and consultants. The Company reserved 400,000 shares of Common Stock under the Plan. Options to purchase Common Stock are generally conditioned upon continued employment or service to the Company, expire from five to ten years after the grant date, and become exercisable commencing with the first anniversary date of the grant. Stock options under the Plan are granted at prices not less than the fair market value on the date of the grant.

  There were no options outstanding prior to the Company's initial public offering on March 18, 1996. The following is a summary of stock option activity under the Plan:

                                              1997                   1996
                                      ____________________   ____________________
                                                 Weighted               Weighted
                                       Number     Average     Number     Average
                                         of      Exercise       of      Exercise
                                       Shares      Price      Shares      Price
                                      _________  _________   _________  _________

Outstanding, beginning of year         105,000    $  5.32          --    $    --
Granted                                 60,500    $  3.19     108,000    $  5.31
Expired or canceled                    (10,000)   $  5.00      (3,000)   $  5.00
                                      _________              _________
Outstanding, end of year               155,500    $  4.51     105,000    $  5.32
                                      =========              =========

Exercisable at year-end                 31,667    $  5.36      10,000    $  5.00
                                      =========              =========

Available for grant                    244,500                295,000
                                      =========              =========

Weighted-average fair value of
  options granted during the year                 $  1.46                $  2.50


  The 155,500 options outstanding at December 31, 1997 have a weighted average remaining contractual life of 8.89 years and the exercise prices range from $3.19 to $5.94 per share.

  On February 17, 1998, the Stock Option Committee of the Company's Board of Directors passed a resolution to cancel all of the outstanding options under the Plan and replace them with new option grants, effective February 18, 1998. The new options expire ten years after the grant date, maintain the original vesting schedule of the options they replace, and have an exercise price of $2.375 per share.

Pro Forma Fair Value Disclosures

  The Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation expense related to these plans has been recognized in the Company's financial statements. The table below sets out the pro forma amounts of net income and net income per share that would have resulted if the Company accounted for its stock options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and excludes the effects of the above-mentioned cancellation and replacement of options (in thousands except per share amounts):


                                                            1997        1996
                                                          ________    ________
Net income as reported                                     $ 1,508     $ 2,356
Net income - pro forma                                       1,435       2,310
Primary and diluted earnings per share - as reported          0.26        0.45
Primary and diluted earnings per share - pro forma         $  0.25     $  0.44


  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  1997                1996
                                                ________            ________
Expected dividend yield                            0.00%               0.00%
Expected stock price volatility                    43.0%               46.4%
Risk-free interest rate                            5.70%               6.70%
Expected life of options                         5 years             5 years
Vesting assumption                        33.3% per year      33.3% per year


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

  Pro forma net income and earnings per share are the same as reported amounts prior to 1996, as no stock options were granted until the initial public offering on March 18, 1996. Because options generally vest over three years and new option grants are generally made each year, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Warrants

  At December 31, 1997, warrants to purchase up to 220,000 shares of Common Stock were outstanding. These warrants were issued to underwriters in connection with the Company's initial public offering, and are exercisable for a period of four years commencing March 18, 1997 at an exercise price of $6.50 per share.

9. INCOME TAXES

  Through March 18, 1996, the date of the Reorganization and the Company's initial public offering, Ocal Alabama and Ocal Data had elected to be taxed as S corporations under the provisions of the Internal Revenue Code. Pursuant to such elections, stockholders of these companies included their proportionate share of the taxable income of these companies in their personal tax returns. Accordingly, no provision for federal income taxes was required or provided for the operations of Ocal Alabama and Ocal Data through March 18, 1996. The State of California adopted the provisions of the S corporation election but charged a franchise tax at the corporate level. As of March 18, 1996, as a result of the Reorganization, the Company and all of its subsidiaries became C corporations subject to state and federal income taxes at statutory rates. Such income taxes are provided on the results of operations in the accompanying consolidated statements of income for the year ended December 31, 1997 and the period from March 18, 1996 through December 31, 1996.

  The components of the provision for income taxes are as follows (amounts in thousands):

                                  Years ended December 31,
                               _____________________________
                                 1997       1996       1995
                               _______    _______    _______
Current:
  Federal                      $   581    $   960    $    --
  State                            155        305         22
                               _______    _______    _______
                                   736      1,265         22
Deferred:
  Federal                          113        (90)        --
  State                             18          5         --
                               _______    _______    _______
                                   131        (85)        --
                               _______    _______    _______
Total                          $   867    $ 1,180    $    22
                               =======    =======    =======


  The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows (amounts in thousands):

                                            Years ended December 31,
                                          _____________________________
                                            1997       1996       1995
                                          _______    _______    _______
[S]                                       [C]        [C]        [C]
Expected tax at U.S. federal
  statutory rate                            34.0%      34.0%      34.0%
State and local income taxes,
  net of U.S. federal benefit                4.7        5.8        2.0
Tax exempt interest income                  (2.3)      (0.3)        --
Exclusion of statutory taxes on
  income prior to Reorganization              --       (6.7)     (34.0)
Other                                        0.1        0.6         --
                                          _______    _______    _______
Total                                       36.5%      33.4%       2.0%
                                          =======    =======    =======

  Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of certain assets and liabilities in the Company's financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  December 31,
                                                  ____________
                                                1997        1996
                                              ________    ________
Deferred tax assets:
Receivables valuation                         $   138     $   126
Inventory valuation                                --          51
State franchise taxes                              75         105
Accrued commissions payable                        35          --
Other                                              27          11
                                              ________    ________
  Total deferred tax assets                   $   275     $   293
                                              ========    ========
Deferred tax liability - depreciation         $   287     $   218
                                              ========    ========


10.  STOCKHOLDERS' COMPENSATION

  Stockholders' compensation in 1995 includes amounts distributed to former stockholders of Ocal Alabama to facilitate the payment of their personal income taxes which include the taxable income of Ocal Alabama for those years as a result of its election of S corporation status.

11.  LEASE COMMITMENTS

  The Company leases its manufacturing facilities under an agreement expiring on December 31, 2001. The lease for the manufacturing facilities contains certain rent escalation clauses based upon changes in the Consumer Price Index and provides the Company with an option to extend the lease through December 31, 2002. The Company's majority stockholder has personally guaranteed the lease obligation for the manufacturing facilities. The Company's corporate office is leased from a partnership in which the Company's majority stockholder is the general partner (see Note 7), and the expiration date of that lease is December 31, 1998. The Company also leases autos under various agreements expiring in 2000. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows (amounts in thousands):

     Years ended December 31,
     ________________________
               1998                           $    235
               1999                                178
               2000                                168
               2001                                148
               Thereafter                           --
                                              ________
               Total                          $    729
                                              ========

  Rent expense was as follows (amounts in thousands):

     Years ended December 31,
     ________________________
               1997                           $    199
               1996                                196
               1995                                167


  Included in rent expense are amounts paid to a partnership for rental of the Company's corporate office in the amounts indicated in Note 7.

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality institutions.

  The primary users of the Company's products are electrical contractors and large industrial companies that obtain such products through a group of approximately 700 distributors and resellers who purchase the products directly from the Company. Credit is extended to these distributors and resellers based upon an evaluation of the customer's financial condition, and collateral is generally not required. Management does not believe significant credit risk exists at December 31, 1997.

  The Company's four largest customers are multiple location distributors. These customers are comprised of chains of individual distributors who make independent purchasing decisions. In 1997, sales to one customer represented 10.2% of the Company's net sales. During 1996, sales to any individual customer did not exceed 10% of the Company's net sales. During 1995, there were two individual customers that represented 15.3% and 11.4%, respectively, of the Company's net sales. Management believes that the loss of any of these distributors would not have a material adverse effect on the Company.

13.  COMMITMENTS AND CONTINGENCIES

  The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's business or financial condition.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1997 and 1996 follow (in thousands of dollars except for per share amounts):


                                          First     Second      Third     Fourth
                                         Quarter    Quarter    Quarter    Quarter      Year
1997                                     _______    _______    _______    _______      ____
____
Net sales                                $ 5,527    $ 6,350    $ 6,457    $ 5,945    $ 24,279
Gross profit                               1,574      1,760      1,792      1,525       6,651
Net income                                   286        402        487        333       1,508
Basic and diluted earnings per share         .05        .07        .08        .06         .26

1996
____
Net sales                                $ 5,721    $ 6,011    $ 7,193    $ 6,075    $ 25,000
Gross profit                               1,821      1,891      2,172      1,975       7,859
Net income                                   639        540        612        565       2,356
Pro forma net income                         499        540        612        465       2,116
Basic and diluted earnings per share         .18        .09        .11        .10         .45
Pro forma earnings per share                 .14        .09        .11        .08         .41



  The pro forma financial information is prepared on a basis consistent with pro forma information appearing in the Registration Statement and Prospectus related to the Company's initial public offering. The pro forma financial information includes an adjustment to provide related income taxes as if all of the Company's income prior to the IPO had been taxed at C corporation rates based upon income before income taxes. The above earnings per share amounts have been recalculated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which did not change amounts previously reported.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Items 10, 11, 12, and 13 is incorporated by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                        PAGE
  (a)  The following documents are filed as part of this report:        ____

    (1)  FINANCIAL STATEMENTS:
         Report of Independent Auditors..................................14
         Consolidated Statements of Income for the three years ended
         December 31, 1997...............................................15
         Consolidated Balance Sheets as of December 31, 1997 and 1996....16
         Consolidated Statements of Cash Flows for the three years
         ended December 31, 1997.........................................17
         Consolidated Statements of Stockholders' Equity for the
         three years ended December 31, 1997.............................18
         Notes to Consolidated Financial Statements......................19

    (2)  FINANCIAL STATEMENT SCHEDULES:
         All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission ("SEC") have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financials statements or notes thereto.

    (3)  EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of the Company, as amended to date.(2)

         3.2   Bylaws of the Company.(1)

         4.1   Specimen Common Stock Certificate.(4)

         4.2   Revised form of Representatives Warrants.(3)

         10.1  Forms of Stock Option Agreements.(1)

         10.2 Form of Indemnity Agreement between the Company and each of its officers and directors.(1)

         10.3  1995 Stock Option Plan, As Amended.(5)

         10.7 Loan and Security Agreement dated July 28, 1992, among OCAL, Incorporated, Occidental Coating Company ("Occidental"), and SouthTrust Bank of Alabama ("SouthTrust"), and related Guaranty Agreements with each of Ilan Bender and Mrs. Bender dated July 28, 1992, and Demand Promissory Note dated July 28, 1992 signed by OCAL, Incorporated and Occidental.(1)

         10.8 Letter Agreement dated October 20, 1993 between OCAL, Incorporated, Occidental and SouthTrust re: waiver of loan covenant.(1)

         10.9 Amendment to Loan and Security Agreement with SouthTrust dated July 1, 1994 to increase loan value of inventory.(1)

         10.10 Amendment to Loan and Security Agreement dated June 27, 1995, among OCAL, Incorporated, Occidental, and SouthTrust increasing line of credit to $6.5 million, and related Guarantor's Consent; Letter Agreement dated June 27, 1995 releasing subordinated debts owed by Occidental and OCAL and relating to $2 million certificate of deposit.(1)

         10.11 Consent of SouthTrust to payment of dividends and other matters, dated August 17, 1995.(1)

         10.12 Lease dated June 22, 1988 between ADDSCO Industries, Inc. ("ADDSCO") and OCAL, Incorporated relating to lease of manufacturing facility in Mobile, Alabama, and related Personal Guaranty dated June 22, 1988 of Ilan Bender, Amendment No. 1 to Lease dated June 1, 1989 relating to the lease of additional land, and Letter dated December 19, 1991 from ADDSCO extending term of lease.(1)

         10.13 Amended Lease dated August 28, 1995 between Ocal, Inc. and 14647 Lull Co. relating to California property.(3)

         10.15 Forms of S Corporation Tax Allocation and Indemnification Agreement between the Company and the prior stockholders of OCAL, Incorporated and Ocal Data Company. (4)

         10.16 Amendment to Loan and Security Agreement and Note Modification dated June 30, 1997 among Ocal, Inc., Occidental, OCAL, Incorporated, Ocal Data Company ("Ocal Data"), Ocal Transport Co. ("Ocal Transport") and SouthTrust Bank, National Association ("SouthTrust") adding Ocal, Inc., Ocal Data, and Ocal Transport as named borrowers and to add a LIBOR interest pricing option.(6)

         10.17 Amendment to Loan and Security Agreement and Note Modification dated December 31, 1997 among Ocal, Inc., Occidental, OCAL, Incorporated, Ocal Data, Ocal Transport and SouthTrust increasing the loan value of inventory to $3,250,000 and converting the loan from a demand facility to a committed facility expiring on July 31, 2000.(7)

         21.   Subsidiaries.(3)

         23.   Consent of Ernst & Young LLP, Independent Auditors.(7)

         27.   Financial Data Schedule.(7)
_____________

    (1) Incorporated by reference to the exhibit with the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-96336), filed with the SEC on August 29, 1995.

    (2) Incorporated by reference to Exhibit 3.3 in Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-96336), filed with the SEC on December 26, 1995.

    (3) Incorporated by reference to the exhibit with the same number in Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-96336), filed with the SEC on January 23, 1996.

    (4) Incorporated by reference to the exhibit with the same number in Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 33-96336), filed with the SEC on March 8, 1996.

    (5) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-27748), filed with the SEC on November 14, 1997.

    (6) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-27748), filed with the SEC on November 14, 1997.

    (7) Filed herewith.

  (b)  REPORTS ON FORM 8-K:

         During the fourth quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

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

                                     Date:  March 24, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


         Signature                       Title                     Date
      _______________                  _________                __________

                                 Director and Principal
      /s/ Ilan Bender              Executive Officer          March 24, 1998
  _______________________
       (Ilan Bender)

     /s/ Ronald Costa                  Director               March 24, 1998
  _______________________
       (Ronald Costa)

   /s/ Carlos R. Espinosa              Director               March 24, 1998
  _______________________
    (Carlos R. Espinosa)

   /s/ Carlos V. Espinosa              Director               March 24, 1998
  _______________________
    (Carlos V. Espinosa)

   /s/ William T. Gross                Director               March 24, 1998
  _______________________
     (William T. Gross)

   /s/ Michael R. Peevey               Director               March 24, 1998
  _______________________
    (Michael R. Peevey)

   /s/ Lida R. Frankel         Chief Financial Officer        March 24, 1998
  _______________________     (Principal Financial and
    (Lida R. Frankel)            Accounting Officer)