Form 10-Q
period 1998-03-31
OCAL INC
filed 1998-05-14
CIK 1000189

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 5,681,000 at May 11, 1998.


PART I.  FINANCIAL INFORMATION
_______________________________

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   OCAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          1998          1997
                                                       _________     _________
Net sales                                              $   6,104     $   5,527
Cost of goods sold                                         4,458         3,953
                                                       _________     _________
Gross margin                                               1,646         1,574
Selling, general and administrative expenses               1,190         1,109
                                                       _________     _________
Operating income                                             456           465
Interest expense                                              28            53
Interest income                                              (45)          (64)
                                                       _________     _________
Income before income taxes                                   473           476
Provision for income taxes                                   175           190
                                                       _________     _________

Net income                                             $     298     $     286
                                                       =========     =========

Basic and diluted earnings per share                   $    0.05     $    0.05
                                                       =========     =========

Weighted average shares - basic and diluted                5,691         5,780
                                                       =========     =========

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                    March 31,    December 31,
                                                      1998           1997
                                                    _________     _________

                                                   (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $   5,459     $   4,529
Accounts receivable, net                                3,307         2,751
Inventories                                             7,689         7,760
Prepaid expenses and other current assets                 269           201
Prepaid income taxes                                      163           253
Deferred income taxes                                     147           275
                                                    _________     _________
Total current assets                                   17,034        15,769

Property and equipment, net                             1,890         1,819
Other assets                                               24            47
                                                    _________     _________

TOTAL ASSETS                                        $  18,948     $  17,635
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $   1,851     $     922
Accrued expenses                                          864           677
Current maturities of notes payable - stockholders      1,757            --
                                                    _________     _________
Total current liabilities                               4,472         1,599

Long-term notes payable - stockholders                     --         1,757
Deferred income taxes                                     234           287
                                                    _________     _________
Total liabilities                                       4,706         3,643

STOCKHOLDERS' EQUITY
Preferred stock                                            --            --
Common stock                                                6             6
Additional paid-in capital                             10,429        10,486
Retained earnings                                       3,807         3,509
Treasury stock                                             --            (9)
                                                    _________     _________
Total stockholders' equity                             14,242        13,992
                                                    _________     _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  18,948     $  17,635
                                                    =========     =========

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (in thousands)
                                  (Unaudited)

                                                          1998          1997
                                                       _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     298     $     286
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                             96            80
    Deferred income taxes                                     75           136
    Changes in assets and liabilities:
      Accounts receivable, net                              (556)          (62)
      Inventories                                             71          (333)
      Prepaid expenses and other                             (45)          (50)
      Accounts payable                                       929           698
      Accrued expenses                                       187           217
      Income taxes                                            90            41
                                                       _________     _________
Net cash provided by operating activities                  1,145         1,013

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (167)          (69)
                                                       _________     _________
Net cash used in investing activities                       (167)          (69)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                (48)           --
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                       --          (300)
                                                       _________     _________
Net cash used in financing activities                        (48)         (300)
                                                       _________     _________

Net increase in cash and cash equivalents                    930           644
Cash and cash equivalents at beginning of period           4,529         6,619
                                                       _________     _________

Cash and cash equivalents at end of period             $   5,459     $   7,263
                                                       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $      24     $      49
    Income taxes                                       $       9     $      13

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. ("Ocal" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K and the Company's other Securities and Exchange Commission filings. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1998.

2. COMPUTATION OF NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.
128. This Statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, increased by the effect of dilutive stock options and warrants. All earnings per share amounts presented have been recalculated to comply with SFAS No. 128's requirements, which did not change amounts previously reported.

The following table presents the calculation of basic and diluted earnings per share:

                                             Three Months Ended
                                           ______________________
                                           March 31,    March 31,
                                             1998         1997
                                            _______      _______
Numerator: Net income for basic
  and diluted earnings per share            $   298      $   286
Denominator:
  Weighted average shares                     5,691        5,780
Effect of dilutive securities:
  Warrants                                       --           --
  Stock options                                  --           --
                                            _______      _______

Dilutive potential common shares                 --           --
Denominator for basic and
  diluted earnings per share                  5,691        5,780
                                            =======      =======

Basic and diluted earnings per share        $  0.05      $  0.05
                                            =======      =======

3.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                  March 31,     December 31,
                                    1998           1997
                                 (Unaudited)
                                   _______        _______
Raw materials                      $ 3,502        $ 3,344
Finished goods                       4,187          4,416
                                   _______        _______

                                   $ 7,689        $ 7,760
                                   =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The actual results of Ocal, Inc. (together with its wholly-owned subsidiaries, "Ocal" or the "Company") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competitive pressures on product pricing, potential delays in implementing planned reductions in material and factory labor costs, competition from other manufacturers of PVC-coated conduit and from manufacturers of alternative conduit products, nominal growth in the Company's industry, dependence on key personnel, control by the Company's majority stockholder, cyclicality of plant expansion activities by the Company's end users, and risks associated with the financing and integration of potential future acquisitions (including the potential dilutive effect and other financial impact of such acquisitions), as well as the factors set forth in the Company's 1997 Annual Report on Form 10-K, under the caption "Risk Factors" in the Company's IPO Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 12, 1996, and in the Company's other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS
_____________________

Ocal, founded in 1965, is a leading manufacturer of high-quality, competitively priced polyvinyl chloride (PVC) coated rigid steel conduit, elbows, and fittings. The Company's products are primarily used in the new construction and maintenance of plants operating in highly corrosive environments and provide the maximum protection and durability commercially available for electrical wiring systems.

OVERVIEW

On March 18, 1996, the Company completed an initial public offering ("IPO") of its stock. Concurrent with the closing of the IPO, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company, Ocal Data Company, and Ocal Transport Co. was acquired by the Company through capital contributions by the respective stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization").

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

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES. The Company's net sales for the first quarter of 1998 were $6,104,000, which represented an increase of $577,000 (10.4%) compared to net sales in the first quarter of 1997. The increase in net sales was due to an increase in volume shipments of approximately 10%, with average selling prices basically unchanged from the year-ago period. Overseas jobs comprised approximately 7% of first quarter net sales in 1998, compared to 2% in 1997.

GROSS MARGIN. The Company's gross margin for the first quarter of 1998 was $1,646,000, which represented an increase of $72,000 (4.6%) compared to the gross margin for the first quarter of 1997. The Company's gross margin as a percentage of sales decreased to 27.0% in the first quarter of 1998 from 28.5% in the year-ago period, primarily due to a combination of increased material and labor costs. Material costs as a percentage of sales increased from approximately 44.3% for the first quarter of 1997 to approximately 46.4% for the same period of 1998, with steel pipe costs staying relatively flat and costs of fittings increasing. The average hourly wage rate for factory labor was 20% higher in the first quarter of 1998 than in the same period of 1997 due to the round of wage increases implemented in the factory in the beginning of the second quarter of 1997, but on an absolute dollar basis, labor costs increased approximately 8% as efficiencies were achieved due to the higher unit shipment volumes in 1998.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the first quarter of 1998 were $1,190,000, which represented an increase of $81,000 (7.3%) compared to the first quarter of 1997. The increase was due primarily to increased sales commissions, and to a lesser extent, increased sales promotion and legal expenses. The average sales commission rate for the first quarter increased to 8.0% in 1998 from 7.6% in 1997 due to a greater number of shipments from agent warehouses. Legal expenses for the first quarter of 1997 included non-recurring insurance refunds of approximately $60,000.

INTEREST EXPENSE. Interest expense for the first quarter of 1998 was $28,000, which represented a decrease of $25,000 (47.2%) compared to the first quarter of 1997. The decrease was due to the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INTEREST INCOME. Interest income for the first quarter of 1998 was $45,000, which represented a decrease of $19,000 (29.7%) compared to the first quarter of 1997. The decrease was due to lower average investment balances, resulting from the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INCOME TAX EXPENSE. The Company's effective income tax rate for the first quarter of 1998 was 37.0%, compared to 39.9% in the same period of the prior year. The tax rate used during the first quarter of 1997 was a provisional rate which was reduced later in the year, and the effective rate for the full year of 1997 was 36.5%.

NET INCOME. Net income for the first quarter of 1998 was $298,000, which represented an increase of $12,000 (4.2%) compared to the same period of the prior year. The increase was due to a reduction in the effective income tax rate. The Company's increased revenues during the 1998 first quarter were offset by increases in cost of goods sold and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

At March 31, 1998, the Company's debt totaled $1,757,000, which consisted of $1,500,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major stockholder.

The Company has a revolving bank line of credit which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable, at the Company's option, at either the bank's prime interest rate or LIBOR plus 2.0%. At March 31, 1998, the Company had $22,000 outstanding under a standby letter of credit, and no borrowings outstanding under the bank line of credit. The amount of unused credit available under the bank line of credit, based upon the Company's collateral at March 31, 1998, was $5,251,000.

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

At March 31, 1998, working capital was $12,562,000, compared to $14,170,000 at December 31, 1997, a decrease of $1,608,000 (11.3%). The most significant components of the decrease were the reclassification of $1,757,000 principal amount of long-term notes payable due to former stockholders of Ocal Alabama and the Company's major stockholder, which are now due in the current period, and increases in accounts payable and accrued expenses of $1,116,000, which were partially offset by increases in cash of $930,000 and accounts receivable of $556,000. Accounts payable reflects $735,000 due for a barge of steel pipe which was included in inventory, but in-transit to the Company at March 31, 1998. Accounts receivable at March 31, 1998 reflects a higher proportion of sales which occurred in the latter part of the quarter, and therefore remain outstanding at quarter-end, than in the quarter ended December 31, 1997.

The Company generated net cash from operating activities of $1,145,000 in the first quarter of 1998, compared to $1,013,000 in the first quarter of 1997, an increase of $132,000 (13.0%). The primary sources of operating cash in the first quarter of 1998 were an increases in accounts payable and accrued expenses and the Company's net income, partially offset by an increase in accounts receivable. During the first quarter of 1997, the primary sources of operating cash were increases in accounts payable and accrued expenses and the Company's net income, partially offset by an increase in inventories.

Net cash used in investing activities consists of capital expenditures of $167,000 in the first quarter of 1998, compared to $69,000 in the first quarter of 1997. The increased expenditures in 1998 relate to the ongoing automation of certain painting and pipe-cutting processes which are currently being done manually.

Net cash used by financing activities was $48,000 in the first quarter of 1998, compared to $300,000 in the first quarter of 1997. During the first quarter of 1998, the Company purchased 20,000 shares of treasury stock at a cost of $48,000 under a stock repurchase program. During the first quarter of 1997, the Company paid $300,000 of previously undistributed S corporation earnings to former Ocal Alabama stockholders after the finalization of Ocal Alabama's March 18, 1996 tax return.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27.  Financial Data Schedule.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended
    March 31, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)


Date:  May 14, 1998                     By: /s/Lida R. Frankel
                                            __________________
                                            Lida R. Frankel
                                            Chief Financial Officer