Form 10-Q
period 1998-06-30
OCAL INC
filed 1998-08-14
CIK 1000189

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 5,681,000 at August 10, 1998.


PART I.   FINANCIAL INFORMATION
_______________________________

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                               OCAL, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)
                                                        For the Three Months       For the Six Months
                                                           Ended June 30,            Ended June 30,
                                                       ______________________     _____________________

                                                          1998        1997           1998        1997
                                                          ____        ____           ____        ____
Net sales                                              $   6,431   $   6,350      $  12,535   $  11,877
Cost of goods sold                                         4,783       4,590          9,241       8,543
                                                       _________   _________      _________   _________
Gross margin                                               1,648       1,760          3,294       3,334
Selling, general and administrative expenses               1,189       1,108          2,379       2,217
                                                       _________   _________      _________   _________
Operating income                                             459         652            915       1,117
Interest expense                                              29          53             57         106
Interest income                                              (51)        (63)           (96)       (127)
                                                       _________   _________      _________   _________
Income before income taxes                                   481         662            954       1,138
Provision for income taxes                                   178         260            353         450
                                                       _________   _________      _________   _________
Net income                                             $     303   $     402      $     601   $     688
                                                       =========   =========      =========   =========

Basic and diluted earnings per share                   $    0.05   $    0.07      $    0.11   $    0.12
                                                       =========   =========      =========   =========

Weighted average shares - basic and diluted                5,681       5,780          5,686       5,780
                                                       =========   =========      =========   =========

                        See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                     June 30,    December 31,
                                                       1998          1997
                                                    _________     _________

                                                   (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $   4,916     $   4,529
Accounts receivable, net                                3,779         2,751
Inventories                                             7,382         7,760
Prepaid expenses and other current assets                 117           201
Prepaid income taxes                                      292           253
Deferred income taxes                                     179           275
                                                    _________     _________
Total current assets                                   16,665        15,769

Property and equipment, net                             2,070         1,819
Other assets                                               16            47
                                                    _________     _________

TOTAL ASSETS                                        $  18,751     $  17,635
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $   1,297     $     922
Accrued expenses                                          902           677
Current maturities of notes payable - stockholders      1,757            --
                                                    _________     _________
Total current liabilities                               3,956         1,599

Long-term notes payable - stockholders                     --         1,757
Deferred income taxes                                     250           287
                                                    _________     _________
Total liabilities                                       4,206         3,643

STOCKHOLDERS' EQUITY
Preferred stock                                            --            --
Common stock                                                6             6
Additional paid-in capital                             10,429        10,486
Retained earnings                                       4,110         3,509
Treasury stock                                             --            (9)
                                                    _________     _________
Total stockholders' equity                             14,545        13,992
                                                    _________     _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  18,751     $  17,635
                                                    =========     =========

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                  (Unaudited)

                                                          1998          1997
                                                       _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     601     $     688
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            199           155
    Deferred income taxes                                     59           119
    Changes in assets and liabilities:
      Accounts receivable, net                            (1,028)          (81)
      Inventories                                            378          (548)
      Prepaid expenses and other                             115            94
      Accounts payable                                       375          (191)
      Accrued expenses                                       225           254
      Prepaid income taxes                                   (39)         (261)
                                                       _________     _________
Net cash provided by operating activities                    885           229

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (450)         (200)
                                                       _________     _________
Net cash used in investing activities                       (450)         (200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                (48)          (33)
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                       --          (300)
                                                       _________     _________
Net cash used in financing activities                        (48)         (333)
                                                       _________     _________

Net increase (decrease) in cash and cash equivalents         387          (304)
Cash and cash equivalents at beginning of period           4,529         6,619
                                                       _________     _________

Cash and cash equivalents at end of period             $   4,916     $   6,315
                                                       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $      49     $      98
    Income taxes                                       $     332     $     589

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. ("Ocal" or the "Company") and its subsidiaries are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K and the Company's other Securities and Exchange Commission filings. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1998.

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

The following table presents the calculation of basic and diluted earnings per share:

                                             Three Months Ended         Six Months Ended
                                             __________________         ________________
                                            June 30,     June 30,     June 30,     June 30,
                                              1998         1997         1998         1997
                                            _______      _______      _______      _______
Numerator: Net income for basic
  and diluted earnings per share            $   303      $   402      $   601      $   688
Denominator:
  Weighted average shares                     5,681        5,780        5,686        5,780
Effect of dilutive securities:
  Warrants                                       --           --           --           --
  Stock options                                  --           --           --           --
                                            _______      _______      _______      _______

Dilutive potential common shares                 --           --           --           --
Denominator for basic and
  diluted earnings per share                  5,681        5,780        5,686        5,780
                                            =======      =======      =======      =======

Basic and diluted earnings per share        $  0.05      $  0.07      $  0.11      $  0.12
                                            =======      =======      =======      =======

3.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                   June 30,     December 31,
                                     1998           1997
                                 ___________    ____________
                                 (Unaudited)
Raw materials                      $ 3,322         $ 3,344
Finished goods                       4,060           4,416
                                   _______         _______

                                   $ 7,382         $ 7,760
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

THREE MONTHS ENDED JUNE 30, 1998 AND 1997
_________________________________________

NET SALES. The Company's net sales for the second quarter of 1998 were $6,431,000, which represented an increase of $193,000 (1.3%) compared to net sales in the second quarter of 1997. The increase in net sales was due to an increase in volume shipments of approximately 3%, offset by significant price concessions on one large overseas order and also on initial orders for three new Ocal stocking distributors. In addition, average selling prices decreased by approximately 2% from the year-ago period.

GROSS MARGIN. The Company's gross margin for the second quarter of 1998 was $1,648,000, which represented a decrease of $112,000 (6.4%) compared to the gross margin for the second quarter of 1997. The Company's gross margin as a percentage of sales decreased to 25.6% in the second quarter of 1998 from 27.7% in the same prior year period, primarily due to the aforementioned pricing concessions and competitive pricing in the Company's industry in general.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the second quarter of 1998 were $1,189,000, which represented an increase of $81,000 (7.3%) compared to the second quarter of 1997. The increase was due primarily to approximately $50,000 of non-recurring expenses related to the settlement of a lawsuit and increased sales commissions. The average sales commission rate increased to 8.0% for the second quarter of 1998 from 7.5% in the second quarter of 1997 due to a greater value of shipments from agent warehouses during the quarter.

INTEREST EXPENSE. Interest expense for the second quarter of 1998 was $29,000, which represented a decrease of $24,000 (45.3%) compared to the second quarter of 1997. The decrease was due to the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INTEREST INCOME. Interest income for the second quarter of 1998 was $51,000, which represented a decrease of $12,000 (19.0%) compared to the second quarter of 1997. The decrease was due to lower average investment balances, resulting from the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INCOME TAX EXPENSE. The Company's effective income tax rate for the second quarter of 1998 was 37.0%, compared to 39.3% in the same period of the prior year. The tax rate used during the second quarter of 1997 was a provisional rate, which was reduced later in the year, and the effective rate for the full year of 1997 was 36.5%.

NET INCOME. Net income for the second quarter of 1998 was $303,000, which represented a decrease of $99,000 (24.6%) compared to the same period of the prior year. The decrease was due primarily to reduced gross margin, caused by lower net pricing, as well increased selling, general and administrative expenses, partially offset by a reduction in the effective income tax rate.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
_______________________________________

NET SALES. The Company's net sales for the six months ended June 30, 1998 were $12,535,000, which represented an increase of $658,000 (5.5%) compared to net sales in the same period of 1997. The increase in net sales was due to an increase in volume shipments of approximately 7%, with average selling prices, including the effects of price concessions on opening orders, down approximately 2% from the year-ago period.

GROSS MARGIN. The Company's gross margin for the six months ended June 30, 1998 was $3,294,000, which represented a decrease of $40,000 (1.2%) compared to the gross margin for the same period of 1997. The Company's gross margin as a percentage of sales decreased to 26.3% for the first six months of 1998 from 28.1% in the same period of the prior year, primarily due to a combination of competitive pricing and increased material costs. Material costs as a percentage of sales increased from approximately 44.5% for the first six months of 1997 to approximately 47.0% for the same period of 1998, with steel pipe costs staying relatively flat and costs of fittings increasing.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the six months ended June 30, 1998 were $2,379,000, which represented an increase of $162,000 (7.3%) compared to the same period of 1997. The increase was largely due to higher sales commissions, as well as approximately $50,000 of non-recurring expenses related to the settlement of a lawsuit in the second quarter of 1998. The average sales commission rate for the first six months of 1998 increased to 8.0% in 1998 from 7.5% in 1997 due to a greater value of shipments from agent warehouses.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 was $57,000, which represented a decrease of $49,000 (46.2%) compared to the same period of 1997. The decrease was due to the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INTEREST INCOME. Interest income for the six months ended June 30, 1998 was $96,000, which represented a decrease of $31,000 (24.4%) compared to the same period of 1997. The decrease was due to lower average investment balances, resulting from the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INCOME TAX EXPENSE. The Company's effective income tax rate for the six months ended June 30, 1998 was 37.0%, compared to 39.5% in the same period of the prior year. The tax rate used during the first six months of 1997 was a provisional rate, which was reduced later in the year, and the effective rate for the full year of 1997 was 36.5%.

NET INCOME. Net income for the six months ended June 30, 1998 was $601,000, which represented a decrease of $87,000 (12.6%) compared to the same period of the prior year. The decrease was due to increased selling, general and administrative expenses, partially offset by a reduction in the effective income tax rate. Notwithstanding the Company's increased revenues during the first six months of 1998, the Company experienced a slight decrease in gross margin due to competitive pricing and increases in certain material costs.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

At June 30, 1998, the Company's debt totaled $1,757,000, which consisted of $1,500,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major stockholder. These notes are due on March 18, 1999.

The Company has a revolving bank line of credit, which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable, at the Company's option, at either the bank's prime interest rate or LIBOR plus 2.0%. At June 30, 1998, the Company had $22,000 outstanding under a standby letter of credit, and no borrowings outstanding under the bank line of credit. The amount of unused credit available under the bank line of credit, based upon the Company's collateral at June 30, 1998, was $5,497,000.

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

At June 30, 1998, working capital was $12,709,000, compared to $14,170,000 at December 31, 1997, a decrease of $1,461,000 (10.3%). The most significant components of the decrease were the reclassification of $1,757,000 principal amount of long-term notes payable due to former stockholders of Ocal Alabama and the Company's major stockholder, which are now due in the current period, and increases in accounts payable and accrued expenses of $600,000, which were partially offset by an increase in accounts receivable of $1,028,000. The Company's days' sales outstanding in receivables has increased from approximately 49 days at December 31, 1997 to approximately 52 days at June 30, 1998.

The Company generated net cash from operating activities of $885,000 for the first six months ended June 30, 1998, compared to $229,000 in the same period of 1997. The primary sources of operating cash for the six months ended June 30, 1998 were the Company's net income, increases in accounts payable and accrued expenses and a reduction in inventory, partially offset by an increase in accounts receivable. During the first six months of 1997, the primary sources of operating cash were the Company's net income, offset by increases in inventory and prepaid income taxes.

Net cash used in investing activities consists of capital expenditures of $450,000 for the six months ended June 30, 1998, compared to $200,000 in the same period of 1997. The increased expenditures in 1998 relate to the ongoing automation of certain painting and pipe-cutting processes which are currently being done manually.

Net cash used by financing activities was $48,000 for the six months ended June 30, 1998, compared to $333,000 in the same period of 1997. During the first quarter of 1998, the Company purchased 20,000 shares of treasury stock at a cost of $48,000 under its stock repurchase program. During the first quarter of 1997, the Company paid $300,000 of previously undistributed S corporation earnings to former Ocal Alabama stockholders after the finalization of Ocal Alabama's March 18, 1996 tax return and in the second quarter of 1997 repurchased 10,000 shares of treasury stock at a cost of $33,000. During the second quarter of 1998, the Company's Board of Directors decided to suspend the Company's stock repurchase program.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held May 18, 1998, the Company's stockholders approved the following:

    Proposal One: Election of Directors
    _____________ _____________________

                                          Votes For           Votes Withheld
                                          _________           ______________
    Ilan Bender                           5,381,000               28,285
    Ronald Costa                          5,381,000               28,285
    Carlos R. Espinosa                    5,381,000               28,285
    Carlos V. Espinosa                    5,381,000               28,285
    William T. Gross                      5,381,000               28,285
    Michael R. Peevey                     5,381,000               28,285


    Proposal Two: Ratification of the appointment of Ernst & Young LLP as the Company's
    _____________ _____________________________________________________________________
                  Independent Auditors for the year ending December 31, 1998
                  __________________________________________________________

    Votes For                             5,396,783
    Votes Against                            11,400
    Abstensions                               1,800
    Broker Non-Votes                              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27. Financial Data Schedule.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)


Date:  August 14, 1998                      By: /s/Lida R. Frankel
                                            ______________________
                                            Lida R. Frankel
                                            Chief Financial Officer