Form 10-Q
period 1998-09-30
OCAL INC
filed 1998-11-13
CIK 1000189

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 5,681,000 at November 9, 1998.


PART I.   FINANCIAL INFORMATION
_______________________________

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                               OCAL, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per share data)
                                               (Unaudited)
                                                        For the Three Months       For the Nine Months
                                                         Ended September 30,       Ended September 30,
                                                       ______________________     _____________________

                                                          1998        1997           1998        1997
                                                          ____        ____           ____        ____
Net sales                                              $   6,620   $   6,457      $  19,155   $  18,334
Cost of goods sold                                         4,644       4,665         13,885      13,208
                                                       _________   _________      _________   _________
Gross margin                                               1,976       1,792          5,270       5,126
Selling, general and administrative expenses               1,202       1,082          3,581       3,299
                                                       _________   _________      _________   _________
Operating income                                             774         710          1,689       1,827
Interest expense                                              29          49             86         155
Interest income                                              (58)        (65)          (154)       (192)
                                                       _________   _________      _________   _________
Income before income taxes                                   803         726          1,757       1,864
Provision for income taxes                                   269         239            622         689
                                                       _________   _________      _________   _________
Net income                                             $     534   $     487      $   1,135   $   1,175
                                                       =========   =========      =========   =========

Basic and diluted earnings per share                   $    0.09   $    0.08      $    0.20   $    0.20
                                                       =========   =========      =========   =========

Weighted average shares - basic and diluted                5,681       5,765          5,684       5,775
                                                       =========   =========      =========   =========

                        See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  September 30,  December 31,
                                                       1998          1997
                                                    _________     _________

                                                   (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $   6,278     $   4,529
Accounts receivable, net                                3,739         2,751
Inventories                                             7,436         7,760
Prepaid expenses and other current assets                 102           201
Prepaid income taxes                                       61           253
Deferred income taxes                                     232           275
                                                    _________     _________
Total current assets                                   17,848        15,769

Property and equipment, net                             2,068         1,819
Other assets                                                7            47
                                                    _________     _________

TOTAL ASSETS                                        $  19,923     $  17,635
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $   1,910     $     922
Accrued expenses                                          914           677
Current maturities of notes payable - stockholders      1,757            --
                                                    _________     _________
Total current liabilities                               4,581         1,599

Long-term notes payable - stockholders                     --         1,757
Deferred income taxes                                     263           287
                                                    _________     _________
Total liabilities                                       4,844         3,643

STOCKHOLDERS' EQUITY
Preferred stock                                            --            --
Common stock                                                6             6
Additional paid-in capital                             10,429        10,486
Retained earnings                                       4,644         3,509
Treasury stock                                             --            (9)
                                                    _________     _________
Total stockholders' equity                             15,079        13,992
                                                    _________     _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  19,923     $  17,635
                                                    =========     =========

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                  (Unaudited)

                                                          1998          1997
                                                       _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   1,135     $   1,175
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            304           235
    Deferred income taxes                                     19           133
    Changes in assets and liabilities:
      Accounts receivable, net                              (988)         (564)
      Inventories                                            324        (1,135)
      Prepaid expenses and other                             139            72
      Accounts payable                                       988         1,311
      Accrued expenses                                       237           330
      Prepaid income taxes                                   192          (383)
                                                       _________     _________
Net cash provided by operating activities                  2,350         1,174

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (553)         (447)
                                                       _________     _________
Net cash used in investing activities                       (553)         (447)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                (48)          (61)
  Distribution of S corporation retained earnings
    to prior S corporation stockholders                       --          (300)
  Repayment of notes payable - stockholders                   --        (1,500)
                                                       _________     _________
Net cash used in financing activities                        (48)       (1,861)
                                                       _________     _________

Net increase (decrease) in cash and cash equivalents       1,749        (1,134)
Cash and cash equivalents at beginning of period           4,529         6,619
                                                       _________     _________

Cash and cash equivalents at end of period             $   6,278     $   5,485
                                                       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $      73     $     163
    Income taxes                                       $     428     $     908

            See Notes to Condensed Consolidated Financial Statements

                                   OCAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying condensed consolidated financial statements of Ocal, Inc. and its subsidiaries (collectively, "Ocal" or the "Company") are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements reflect all adjustments (of a normal recurring nature) necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K and the Company's other Securities and Exchange Commission filings. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 1998.

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

The following table presents the calculation of basic and diluted earnings per share:

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September  30,
                                            ____________________      ____________________
                                              1998         1997         1998         1997
                                            _______      _______      _______      _______
Numerator: Net income for basic
  and diluted earnings per share            $   534      $   487      $ 1,135      $ 1,175
Denominator:
  Weighted average shares                     5,681        5,765        5,684        5,775
Effect of dilutive securities:
  Warrants                                       --           --           --           --
  Stock options                                  --           --           --           --
                                            _______      _______      _______      _______

Dilutive potential common shares                 --           --           --           --
Denominator for basic and
  diluted earnings per share                  5,681        5,765        5,684        5,775
                                            =======      =======      =======      =======

Basic and diluted earnings per share        $  0.09      $  0.08      $  0.20      $  0.20
                                            =======      =======      =======      =======

3.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                September 30,   December 31,
                                     1998           1997
                                 ___________    ____________
                                 (Unaudited)
Raw materials                      $ 3,773         $ 3,344
Finished goods                       3,663           4,416
                                   _______         _______

                                   $ 7,436         $ 7,760
                                   =======         =======

4.  EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998

On October 6, 1998, the Company entered into a definitive merger agreement with Thomas & Betts Corporation ("T&B"), a leading producer of connectors and components for worldwide electrical and electronic markets. Under the terms of the merger agreement, T&B will acquire all of the outstanding shares of the Company's common stock for approximately $20.3 million ($3.54 per share) in cash, subject to reduction under certain circumstances if and to the extent the Company's stockholders' equity at the end of the month prior to the consummation of the transaction is less than $15,029,000 (the Company's stockholders' equity at August 31, 1998). The consummation of the transaction is subject to, among other things, approval by the Company's stockholders at a Special Meeting of Stockholders to be called by the Company.

By letter dated October 14, 1998, the United States Environmental Protection Agency ("USEPA") issued a general notice letter to Occidental Coating Company ("Occidental"), a subsidiary of the Company, with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia"). This letter notified Occidental that it was considered by USEPA to be a potentially responsible party with respect to Casmalia by virtue of the fact that it allegedly generated hazardous waste that was disposed of at the site. The letter further advised that Occidental was considered a "DE MINIMIS" generator, and that DE MINIMIS generators could expect to settle their liability with respect to Casmalia for a payment in the range of $75,000 to $750,000. USEPA anticipates that the proposed settlement will be offered to the DE MINIMIS generators during the fourth quarter of 1998, after which such generators will have sixty (60) days to review and approve the offer. The Company is currently reviewing the validity of the claim and, based on conversations with USEPA, believes that it will be able to settle near the lower end of the range (i.e., approximately $120,000). Although the settlement costs could be significant in relation to the Company's results of operations in the period in which they are incurred, they are not expected to have a material adverse effect on the Company's liquidity or consolidated financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The actual results of Ocal, Inc. (together with its wholly-owned subsidiaries, "Ocal" or the "Company") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, competitive pressures on product pricing, potential delays in implementing planned reductions in material and factory labor costs, competition from other manufacturers of PVC-coated conduit and from manufacturers of alternative conduit products, nominal growth in the Company's industry, dependence on key personnel, control by the Company's majority stockholder, and cyclicality of plant expansion activities by the Company's end users, as well as the factors set forth in the Company's 1997 Annual Report on Form 10-K, under the caption "Risk Factors" in the Company's IPO Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 12, 1996, and in the Company's other Securities and Exchange Commission filings.

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

OVERVIEW

On March 18, 1996, the Company completed an initial public offering ("IPO") of its stock. Concurrent with the closing of the IPO, all of the outstanding capital stock of OCAL, Incorporated ("Ocal Alabama"), Occidental Coating Company, Ocal Data Company, and Ocal Transport Co. was acquired by the Company through capital contributions by the respective stockholders in exchange for an aggregate of 3,250,000 shares of the Company's common stock (the "Reorganization"). As part of this Reorganization, Ocal Alabama declared a $4,600,000 distribution to its former stockholders, which represented estimated undistributed S corporation retained earnings. Of this distribution, $1,600,000 was paid by the Company in cash in March 1996 and the remainder of the distribution was in the form of $3,000,000 of interest-bearing notes payable. Upon completion of the final tax return for Ocal Alabama, an additional $300,000 distribution was declared and paid in cash to the former stockholders in February 1997. In September of 1997, $1,500,000 principal amount of the notes was repaid in cash and at September 30, 1998, $1,500,000 principal amount of the notes (which is due on March 18, 1999) remained outstanding.

On October 6, 1998, the Company entered into a definitive merger agreement with Thomas & Betts Corporation ("T&B"), a leading producer of connectors and components for worldwide electrical and electronic markets. Under the terms of the merger agreement, T&B will acquire all of the outstanding shares of the Company's common stock for approximately $20.3 million ($3.54 per share) in cash, subject to reduction under certain circumstances if and to the extent the Company's stockholders' equity at the end of the month prior to the consummation of the transaction is less than $15,029,000 (the Company's stockholders' equity at August 31, 1998). The consummation of the transaction is subject to, among other things, approval by the Company's stockholders at a Special Meeting of Stockholders to be called by the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
______________________________________________

NET SALES. The Company's net sales for the third quarter of 1998 were $6,620,000, which represented an increase of $163,000 (2.5%) compared to net sales in the third quarter of 1997. The increase in net sales was due to an increase in volume shipments of approximately 4% and a sales mix which included more shipments of larger-sized pipe, partially offset by average selling prices which were approximately 2% lower than the year-ago period.

GROSS MARGIN. The Company's gross margin for the third quarter of 1998 was $1,976,000, which represented an increase of $184,000 (10.3%) compared to gross margin for the same period of 1997. The Company's gross margin as a percentage of sales increased to 29.8% in the third quarter of 1998 from 27.8% in the same period of the prior year, due to certain non-recurring reductions in the cost of materials used in the production process.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the third quarter of 1998 were $1,202,000, which represented an increase of $120,000 (11.1%) compared to the same period of 1997. As a percentage of net sales, SG&A expenses were 18.2% for the third quarter of 1998 compared to 16.8% for the same period of 1997. The increase was due primarily to approximately $78,000 of expenses related to the Company's merger transaction with T&B. In addition, during the third quarter of 1997, the Company received approximately $28,000 in insurance refunds relating to legal expenses incurred during 1996.

INTEREST EXPENSE. Interest expense for the third quarter of 1998 was $29,000, which represented a decrease of $20,000 (40.8%) compared to the third quarter of 1997. The decrease was due to the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INTEREST INCOME. Interest income for the third quarter of 1998 was $58,000, which represented a decrease of $7,000 (10.8%) compared to the third quarter of 1997. The decrease was due to lower average investment balances, resulting from the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INCOME TAX EXPENSE. The Company's effective income tax rate for the third quarter of 1998 was 33.5%, compared to 32.9% in the same period of the prior year. The Company uses provisional tax rates for the first half of the year. After completion of the tax return for the prior year, which occurs during the third quarter of the year, the Company adjusts third quarter tax expense to reflect differences that resulted from use of provisional, rather than actual, tax rates.

NET INCOME. Net income for the third quarter of 1998 was $534,000, which represented an increase of $47,000 (9.7%) compared to the same period of the prior year. The increase was due primarily to increased gross margin, caused by material cost savings achieved by reconditioning pipe and reduced prices on fittings purchases, partially offset by increased selling, general and administrative expenses relating primarily to legal and professional fees in connection with the Company's merger transaction with T&B Corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
_____________________________________________

NET SALES. The Company's net sales for the nine months ended September 30, 1998 were $19,155,000, which represented an increase of $821,000 (4.5%) compared to net sales in the same period of 1997. The increase in net sales was due to an increase in volume shipments of approximately 6%, with average selling prices, including the effects of price concessions on opening orders, down approximately 2% from the year-ago period.

GROSS MARGIN. The Company's gross margin for the nine months ended September 30, 1998 was $5,270,000, which represented an increase of $144,000 (2.8%)
compared to the gross margin for the same period of 1997. The Company's gross margin as a percentage of sales decreased to 27.5% for the first nine months of 1998 from 28.0% in the same period of the prior year, primarily due to competitive pricing. Material costs as a percentage of sales were up just slightly (0.8% of sales) during the nine months ended September 30, 1998 compared to the year-ago period, due to certain non-recurring reductions in the cost of materials used in the production process that were achieved in the third quarter, which substantially offset earlier material price increases.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the nine months ended September 30, 1998 were $3,581,000, which represented an increase of $282,000 (8.5%) compared to the same period of 1997. As a percentage of net sales, SG&A expenses were 18.7% for the nine months ended September 30, 1998 compared to 18.0% for the same period of 1997. The increase was due primarily to higher legal and professional fees, which included third quarter 1998 expenses of approximately $78,000 related to the Company's merger transaction with T&B, and second quarter 1998 expenses of approximately $50,000 related to the settlement of a lawsuit. In addition, during the first nine months of 1997, the Company received approximately $80,000 in insurance refunds relating to legal expenses incurred during 1996. Furthermore, sales commissions for the nine months ended September 30, 1998 were higher than the same period of the prior year due to the higher level of sales.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 was $86,000, which represented a decrease of $69,000 (44.5%) compared to the same period of 1997. The decrease was due to the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INTEREST INCOME. Interest income for the nine months ended September 30, 1998 was $154,000, which represented a decrease of $38,000 (19.8%) compared to the same period of 1997. The decrease was due to lower average investment balances, resulting from the repayment of $1,500,000 principal amount of notes payable due to former stockholders of Ocal Alabama on September 18, 1997.

INCOME TAX EXPENSE. The Company's effective income tax rate for the nine months ended September 30, 1998 was 35.4%, compared to 37.0% in the same period of the prior year. The decrease was due to a lower effective state income tax rate in 1998.

NET INCOME. Net income for the nine months ended September 30, 1998 was $1,135,000, which represented a decrease of $40,000 (3.4%) compared to the same period of the prior year. The decrease was due primarily to increased selling, general and administrative expenses, partially offset by an increase in gross margin and reductions in interest and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

At September 30, 1998, the Company's debt totaled $1,757,000, which consisted of $1,500,000 in notes payable to former stockholders of Ocal Alabama and $257,000 of notes payable to the Company's major stockholder. These notes are due on March 18, 1999.

The Company has a revolving bank line of credit, which provides for maximum borrowings of $6,500,000 (subject to certain specified percentages of the Company's accounts receivable and inventories). Interest is payable, at the Company's option, at either the bank's prime interest rate or LIBOR plus 2.0%. At September 30, 1998, the Company had $22,000 outstanding under a standby letter of credit, and no borrowings outstanding under the bank line of credit. The amount of unused credit available under the bank line of credit, based upon the Company's collateral at September 30, 1998, was $5,182,000.

The Company believes that, in the event the Company's merger transaction with T&B is not consummated, cash provided by operating activities, existing cash and cash equivalents, and available credit will be sufficient to fund future operating and capital cash needs for at least the next 12 to 18 months.

At September 30, 1998, working capital was $13,267,000, compared to $14,170,000 at December 31, 1997, a decrease of $903,000 (6.4%). The decrease resulted from the reclassification of $1,757,000 principal amount of long-term notes payable to former stockholders of Ocal Alabama and the Company's major stockholder, which are now due in the current period, and reductions in inventory and prepaid expenses of $615,000, offset by an increase of $988,000 in accounts receivable, and an increase in cash (net of increases in accounts payable and accrued liabilities) of $524,000. The Company's days' sales outstanding in receivables has increased from approximately 49 days at December 31, 1997 to approximately 52 days at September 30, 1998.

The Company generated net cash from operating activities of $2,350,000 for the nine months ended September 30, 1998, compared to $1,174,000 in the same period of 1997. The primary sources of operating cash for the nine months ended September 30, 1998 were the Company's net income, increases in accounts payable and accrued expenses and a reduction in inventory, partially offset by an increase in accounts receivable. During the comparable period of 1997, the primary sources of operating cash were the Company's net income and increases in accounts payable and accrued expenses, offset by increases in inventory, accounts receivable and prepaid income taxes.

Net cash used in investing activities consists of capital expenditures of $553,000 for the nine months ended September 30, 1998, compared to $447,000 in the same period of 1997. The capital expenditures for both periods were for upgrading and expansion of the Company's manufacturing equipment to further automate production processes.

Net cash used by financing activities was $48,000 for the nine months ended September 30, 1998, compared to $1,861,000 in the same period of 1997. During the first quarter of 1998, the Company repurchased 20,000 shares of treasury stock at a cost of $48,000 under the Company's stock repurchase program. The Company's Board of Directors suspended the stock repurchase program during the second quarter of 1998. During the nine months ended September 30,1997, the Company repaid $1,500,000 principal amount of notes payable to former stockholders of Ocal Alabama which matured on September 18, 1997, paid $300,000 of previously undistributed S corporation earnings after the finalization of Ocal Alabama's March 18, 1996 tax return in February of 1997, and repurchased 20,000 shares of its common stock at a cost of $61,000.

ENVIRONMENTAL CONTINGENCIES
___________________________

During preliminary environmental testing conducted on T&B's behalf in connection with its acquisition of the Company, certain contaminants were discovered in and about the soils, surface water and ground water at the Company's Mobile, Alabama plant. A review of Company records indicated that these materials should not be present as a result of Company processes, and the contaminants may possibly have migrated onto Company property from off-site property or as a result of operations of predecessor owners or operators. Following the discovery of these materials, the Company engaged an environmental consulting firm to perform environmental investigations at the Mobile plant to further determine the scope of the problem. The matter has been reported to the Alabama Department of Environmental Management ("ADEM"), and ADEM has required the Company to provide an assessment plan for further environmental investigations. ADEM has granted the Company an extension to December 15, 1998 for submitting the assessment plan. ADEM will then review the plan and determine whether any corrective actions will be required.

In a meeting between the Company's environmental consulting firm and ADEM held on September 3, 1998, ADEM indicated that there would be no requirement to address any of the on-site soil contamination. The Company believes, based upon the opinion of the consulting firm, that ADEM is unlikely to require active remediation of the ground water, and that ADEM will probably require only monitoring of any surface or ground water. However, in the event that ADEM were to require active remediation of the ground water at the Company's Mobile facility, the estimated cost to the Company of implementing the remediation would be approximately $200,000 to $400,000 incurred over a two to three year period, based on the estimates provided to the Company by its environmental consulting firm. Any remediation costs would be funded out of cash and cash equivalents.

By letter dated October 14, 1998, the United States Environmental Protection Agency ("USEPA") issued a general notice letter to Occidental Coating Company ("Occidental"), a subsidiary of the Company, with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia"). This letter notified Occidental that it was considered by USEPA to be a potentially responsible party with respect to Casmalia by virtue of the fact that it allegedly generated hazardous waste that was disposed of at the site. The letter further advised that Occidental was considered a "DE MINIMIS" generator, and that DE MINIMIS generators could expect to settle their liability with respect to Casmalia for a payment in the range of $75,000 to $750,000. USEPA anticipates that the proposed settlement will be offered to the DE MINIMIS generators during the fourth quarter of 1998, after which such generators will have sixty (60) days to review and approve the offer. The Company is currently reviewing the validity of the claim and believes, based on conversations with USEPA, that it will be able to settle near the lower end of the range (i.e., approximately $120,000). Although the settlement costs could be significant in relation to the Company's results of operations in the period in which they are incurred, they are not expected to have a material adverse effect on the Company's liquidity or consolidated financial position. The Company will pay any settlement costs out of cash and cash equivalents.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently the subject of proceedings before the Alabama Department of Environmental Management and the U.S. Environmental Protection Agency relating to certain environmental matters. These matters are discussed above under "Notes to Condensed Consolidated Financial Statements - Note 4" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Contingencies."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27. Financial Data Schedule.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended
    September 30, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OCAL, INC.
                                           (Registrant)


Date:  November 13, 1998                    By: /s/ Ilan Bender
                                            ______________________
                                            Ilan Bender
                                            Chief Executive Officer
                                            and President


                                            By: /s/ David J. Kelly
                                            ______________________
                                            David J. Kelly
                                            Controller
                                            (Principal Accounting Officer)